Form 10-Q
period 2005-09-30
Merisant Worldwide, Inc.
filed 2005-11-14
CIK 1283664

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒                                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

OR

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission File Number:  333-114102

Merisant Worldwide, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	52-2219000
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification Number)

10 South Riverside Plaza, Suite 850
Chicago, Illinois	60606
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code:  (312) 840-6000

Former name, former address and former fiscal year, if changed since last report:

Not applicable.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☐  No  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the  Exchange Act).  Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of November 14, 2005, the registrant had 9,089,380 shares of common stock, par value $0.01 per share, outstanding.

MERISANT WORLDWIDE, INC.

INDEX TO REPORT

FOR THE QUARTER ENDED SEPTEMBER 30, 2005

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements of Merisant Worldwide, Inc.

Unaudited Consolidated Balance Sheets at December 31, 2004 and September 30, 2005

Unaudited Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three Months and Nine Months Ended September 30, 2004 and 2005

Unaudited Consolidated Statements of Stockholders’ Deficit for the Nine Months Ended September 30, 2005

Unaudited Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2004 and 2005

Notes to Unaudited Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Item 4.	Controls and Procedures

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

Item 5.	Other Information

Item 6.	Exhibits

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

MERISANT WORLDWIDE, INC. AND SUBSIDIARIES

Unaudited Consolidated Balance Sheets

(Dollars In Thousands, Except Per Share Amounts)

	At December 31, 2004	At September 30, 2005
ASSETS
Current Assets:
Cash and cash equivalents	$9,103	$13,039
Trade accounts receivable, net of allowances of $4,326 and $3,808, respectively	81,654	66,559
Other receivables	13,324	8,621
Inventories	25,730	34,669
Prepaid expenses and other assets	3,411	2,553
Current portion of note receivable from director	506	970
Deferred income taxes	98	744
Total current assets	133,826	127,155
Property and equipment, net	35,332	29,997
Trademarks, less accumulated amortization of $106,378 and $123,035, respectively	235,641	218,984
Goodwill	107,209	107,209
Deferred financing costs, less accumulated amortization of $3,751 and $5,852, respectively	16,990	16,571
Non-current portion of note receivable from director	4,160	3,363
Investment in equity affiliate	769	861
Other non-current assets	1,647	1,737
Total assets	$535,574	$505,877

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$29,956	$22,001
Income taxes payable	2	1,275
Accrued interest expense	12,968	7,923
Accrued trade and consumer promotions	19,360	15,983
Accrued expenses and other liabilities	27,652	25,184
Current maturities of long-term obligations	10,206	21,186
Total current liabilities	100,144	93,552
Long-term obligations	515,987	513,074
Deferred income tax liabilities	12,259	14,479
Other liabilities	22,641	14,879
Total liabilities	651,031	635,984
Commitments and contingencies (Note 7)
Stockholders’ Deficit:
Common stock, $0.01 par value, 10,000,000 shares authorized, 9,169,552 issued and 9,089,380 outstanding	91	91
Due for purchase of common stock	(767)	(767)
Retained deficit	(109,112)	(121,641)
Accumulated other comprehensive loss	(3,948)	(6,069)
	(113,736)	(128,386)
Less cost of treasury stock (80,172 shares)	(1,721)	(1,721)
Total stockholders’ deficit	(115,457)	(130,107)
Total liabilities and stockholders’ deficit	$535,574	$505,877

The accompanying notes are an integral part of these unaudited consolidated financial statements.

MERISANT WORLDWIDE, INC. AND SUBSIDIARIES

Unaudited Consolidated Statements of Operations and

Comprehensive Income (Loss)

(Dollars In Thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2005	2004	2005

Net sales	$83,390	$75,072	$251,254	$230,136
Cost of sales	36,427	31,420	102,248	96,157
Gross profit	46,963	43,652	149,006	133,979
Operating expenses:
Marketing and selling expenses	20,385	17,113	68,190	57,987
Administration expenses	9,501	9,508	30,246	31,535
Amortization of intangible assets	5,554	5,554	16,673	16,662
Transaction fees	3,004	—	3,395	(501)
Impairment and loss on sale of assets	328	340	3,710	340
Restructuring expenses	484	342	2,284	2,254
Total operating expenses	39,256	32,857	124,498	108,277
Income from operations	7,707	10,795	24,508	25,702
Other expense (income):
Interest income	(157)	(137)	(423)	(607)
Interest expense	13,775	14,773	40,764	43,600
Other income, net	(698)	(1,175)	(7,493)	(10,068)
Total other expense	12,920	13,461	32,848	32,925
Loss before income taxes	(5,213)	(2,666)	(8,340)	(7,223)
Provision for income taxes	2,280	1,376	4,367	5,306
Net loss	$(7,493)	$(4,042)	$(12,707)	$(12,529)

Net loss from above	$(7,493)	$(4,042)	$(12,707)	$(12,529)
Other comprehensive income (loss)	291	1,051	(258)	(2,121)
Total comprehensive loss	$(7,202)	$(2,991)	$(12,965)	$(14,650)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

MERISANT WORLDWIDE, INC. AND SUBSIDIARIES

Unaudited Consolidated Statements of Stockholders’ Deficit

(Dollars In Thousands)

	Common Stock	Due for Purchase of Common Stock	Retained Deficit	Accumulated Other Comprehensive Loss	Treasury Stock, at Cost	Total

Balance at December 31, 2004	$91	$(767)	$(109,112)	$(3,948)	$(1,721)	$(115,457)
Foreign currency translation adjustment	—	—	—	(3,898)	—	(3,898)
Net change in fair value of derivative instruments, net of income taxes	—	—	—	1,777	—	1,777
Net loss	—	—	(12,529)	—	—	(12,529)
Balance at September 30, 2005	$91	$(767)	$(121,641)	$(6,069)	$(1,721)	$(130,107)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

MERISANT WORLDWIDE, INC. AND SUBSIDIARIES

Unaudited Consolidated Statements of Cash Flows

(Dollars In Thousands)

	Nine Months Ended September 30,
	2004	2005
Operating Activities
Net loss	$(12,707)	$(12,529)

Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	7,279	7,984
Loss on sale or disposal of fixed assets	174	52
Impairment loss on sale of fixed assets	3,128	301
Amortization of intangible assets	16,673	16,662
Amortization of deferred financing costs	1,962	2,101
Interest accretion on senior subordinated discount notes	7,204	8,606
Euro-denominated loan foreign exchange gain	(1,077)	(5,228)
Unrealized gain on derivative instruments	(6,339)	(4,782)
Equity in income of affiliate	(38)	(93)
Deferred income tax provision	1,909	1,465
Changes in operating assets and liabilities:
Trade accounts receivable	10,665	11,584
Other receivables	(1,986)	4,999
Inventories	(2,427)	(10,517)
Prepaid expenses and other assets	(727)	690
Accounts payable	(4,304)	(7,866)
Accrued expenses and other	(777)	(9,077)
Net cash provided by operating activities	18,612	4,352
Investing Activities
Proceeds from sale of property and equipment	1,652	96
Purchases of property and equipment	(9,745)	(3,116)
Net cash used in investing activities	(8,093)	(3,020)
Financing Activities
Borrowings under revolving credit facility	—	12,000
Principal payments on long-term obligations, excluding revolving credit facility	(5,596)	(7,321)
Payment of deferred financing costs	(383)	(1,681)
Net cash (used in) provided by financing activities	(5,979)	2,998

Effect of exchange rate on cash and cash equivalents	(364)	(394)
Net increase in cash and cash equivalents	4,176	3,936

Cash and cash equivalents at beginning of period	8,833	9,103
Cash and cash equivalents at end of period	$13,009	$13,039

Supplemental cash flow information
Cash paid for interest	$34,833	$36,904

The accompanying notes are an integral part of these unaudited consolidated financial statements.

MERISANT WORLDWIDE, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

(Dollars In Thousands)

1.                        Principles of Consolidation

The accompanying interim consolidated financial statements are unaudited.  In the opinion of management, all normal, recurring adjustments necessary for a fair presentation of such financial statements have been included therein. For interim reporting purposes, certain marketing and advertising expenses are charged to results of operations as a percentage of sales.  Interim results may not be indicative of results for a full year.

The consolidated financial statements and notes do not contain certain information included in the annual consolidated financial statements and notes of Merisant Worldwide, Inc. and subsidiaries (the “Company”). The consolidated balance sheet at December 31, 2004 was derived from the Company’s audited consolidated financial statements, but does not include all disclosures required by generally accepted accounting principles in the United States of America. These consolidated financial statements and footnotes should be read in conjunction with the Company’s annual consolidated financial statements.

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

2.                        Segment Information

The Company manufactures and markets primarily low calorie tabletop sweeteners globally.  Therefore, the Company’s reportable segments are organized and managed principally by geographic region:  North America; Europe/Africa/Middle East, referred to as EAME; Latin America; and Asia/Pacific.  The Company’s management reviews Operating EBITDA to evaluate segment performance and allocate resources.  Operating EBTIDA consists of segment earnings before interest expense, income tax expense and depreciation and amortization as well as items such as expenses related to restructuring charges, certain significant charges related to obsolete or slow-moving inventory or uncollectible receivables and indebtedness, and certain other non-cash or excludable charges or losses.  Other expense (income), net, as reported in the unaudited consolidated financial statements, is included in Operating EBITDA of the respective reportable segment, except for the portion of other expense (income), net that relates to the foreign currency remeasurement gains or losses associated with the Company’s euro-denominated debt (see Note 5) and unrealized gains or losses on derivative instruments.  Corporate expenses include corporate staff costs and related amounts.  Corporate expenses, interest and other expenses and the provision for income taxes are centrally managed and, accordingly, such items are not presented by segment since they are excluded from the measure of segment performance reviewed by management.  The Company’s assets, which are principally in the United States and Europe, are also managed geographically.  A summary of the Company’s operations by reportable segment for the three months and nine months ended September 30, 2004 and 2005, is as follows:

For the Three Months Ended September 30, 2004

	North America	EAME	Latin America	Asia/ Pacific	Consolidated

Net sales	$36,656	$30,556	$10,241	$5,939	$83,390
Operating EBITDA	$12,029	$8,404	$2,528	$1,379	$24,340
Less (plus):
Corporate expenses					4,685
Restructuring expense					484
Depreciation expense					2,397
Loss on sale or disposal of fixed assets					31
Amortization expense					5,554
Currency loss on euro debt					457
Unrealized gain on derivative instruments					(762)
Transaction fees					3,004
Other non-cash income					85
Other income, net					698
Income from operations					7,707
Interest expense, net					13,618
Other income, net					(698)

Loss before income taxes					$(5,213)

For the Three Months Ended September 30, 2005

	North America	EAME	Latin America	Asia/ Pacific	Consolidated

Net sales	$29,482	$31,940	$8,169	$5,481	$75,072
Operating EBITDA	$11,741	$10,327	$2,173	$1,000	$25,241
Less (plus):
Corporate expenses					5,530
Restructuring expense					342
Depreciation expense					2,736
Impairment loss on sale of fixed assets					301
Loss on sale or disposal of fixed assets					22
Amortization expense					5,554
Currency gain on euro debt					(428)
Unrealized gain on derivative instruments					(800)
Other non-cash income					14
Other income, net					1,175
Income from operations					10,795
Interest expense, net					14,636
Other income, net					(1,175)

Loss before income taxes					$(2,666)

For the Nine Months Ended September 30, 2004

	North America	EAME	Latin America	Asia/ Pacific	Consolidated

Net sales	$106,402	$98,268	$29,130	$17,455	$251,254
Operating EBITDA	$39,779	$25,106	$6,897	$2,320	$74,102
Less (plus):
Corporate expenses					16,488
Restructuring expense					2,284
Depreciation expense					7,279
Impairment loss on sale of fixed assets					3,128
Loss on sale or disposal of fixed assets					174
Amortization expense					16,673
Currency gain on euro debt					(1,077)
Unrealized gain on derivative instruments					(6,339)
Transaction fees					3,395
Other non-cash income					96
Other income, net					7,493
Income from operations					24,508
Interest expense, net					40,341
Other income, net					(7,493)

Loss before income taxes					$(8,340)

For the Nine Months Ended September 30, 2005

	North America	EAME	Latin America	Asia/ Pacific	Consolidated

Net sales	$87,020	$103,751	$23,800	$15,565	$230,136
Operating EBITDA	$30,536	$29,907	$6,122	$4,003	$70,568
Less (plus):
Corporate expenses					17,908
Restructuring expense					2,254
Depreciation expense					7,984
Impairment loss on sale of fixed assets					301
Loss on sale or disposal of fixed assets					52
Amortization expense					16,662
Currency gain on euro debt					(5,228)
Unrealized gain on derivative instruments					(4,783)
Certain allowances and reserves excluded from Operating EBITDA					141
Transaction fees					(501)
Other non-cash income					8
Other income, net					10,068
Income from operations					25,702
Interest expense, net					42,993
Other income, net					(10,068)

Loss before income taxes					$(7,223)

3.                        Restructuring Expenses

During the nine months ended September 30, 2005, the Company continued to initiate actions designed to improve both financial results and the long-term value of the business.  Restructuring expenses for workforce reductions of $484 and $342 were recorded for the three months ended September 30, 2004 and September 30, 2005, respectively, and $2,284 and $2,254 were recorded for the nine months ended September 30, 2004 and September 30, 2005, respectively.  The 2005 charges principally relate to termination costs for employees, including charges related to 26 additional personnel that were notified of their termination during the nine months ended September 30, 2005 and to continuing provisions for previously notified employees being recorded over their stay periods.  Payouts are scheduled to be made over the next fourteen months.

A summary of the activity within the restructuring liability for the nine months ended September 30, 2005 is as follows:

Restructuring liability at December 31, 2004	$3,871
Restructuring expenses for the nine months ended September 30, 2005	2,254
Cash payments for the nine months ended September 30, 2005	(3,449)
Restructuring liability at September 30, 2005	$2,676

The restructuring liability at December 31, 2004 and September 30, 2005 is included in Accrued expenses and other liabilities and long-term Other liabilities in the accompanying unaudited consolidated balance sheets and includes $1,529 due to one of the Company’s directors as of September 30, 2005.

The following table represents restructuring expenses included in each segment and corporate expenses for the three and nine months ended September 30, 2004 and 2005:

	Three Months Ended		Nine Months Ended
	September 30, 2004	September 30, 2005	September 30, 2004	September 30, 2005

North America	$—	$—	$—	$139
EAME	215	170	1,753	1,236
Latin America	93	184	308	517
Asia/Pacific	—	—	—	39
Corporate	176	(12)	223	323
Total	$484	$342	$2,284	$2,254

4.                        Inventories

Inventories consisted of the following:

	December 31, 2004	September 30, 2005

Raw materials and supplies	$7,157	$12,274
Work in process	2,556	3,188
Finished goods	19,165	22,032
Inventory obsolescence reserves	(3,148)	(2,825)
Total	$25,730	$34,669

5.                        Debt

At September 30, 2005, borrowings included $36,653 (“Term A”) principal amount of a loan bearing interest at 5.38% per annum due in installments through January 2009 and $165,834 (“Term B”) principal amount of a loan bearing interest at 6.93% per annum due in installments through January 2010 under the senior credit facility of the Company’s wholly owned subsidiary, Merisant Company (“Merisant”), $225,000 aggregate principal amount of Merisant’s senior subordinated notes due 2013 (the “Notes”) bearing interest at 10.75% per annum and $94,587 principal amount of the Company’s senior subordinated discount notes due 2014 (the “Discount Notes”) accruing interest at 13.25%.  The Discount Notes had an initial accreted value of principal of $.551 per $1 fully accreted stated principal amount at maturity.  The accreted value of principal of each Discount Note increases from the date of issuance until November 15, 2008 at a rate equal to the then effective annual interest rate which results in non-cash interest expense.  Cash interest becomes payable commencing May 15, 2009 and will be paid semiannually in arrears on every May 15th and November 15th, ending on May 15, 2014.  The Term A loan is euro-denominated and is translated into U.S. dollars at the spot rate as of September 30, 2005.  The stated rate of interest for the Notes is 9.5% per annum and the stated rate of interest for the Discount Notes is 12.25%.

Commencing July 19, 2004, the interest rate increased 0.25% over the stated rate for the Discount Notes due to the Company’s failure to register under the Securities Act of 1933 the exchange offer of the Discount Notes for notes with the same terms, but that are registered under the securities Act of 1933 (“Exchange Notes”), as amended, prior to the agreed deadline, and commencing on each of October 19, 2004, January 19, 2005 and April 19, 2005, the interest rate on the Discount Notes increased an additional 0.25% for a total increase of 1.0%.  The cumulative impact of the 1.0% additional interest is approximately $75 per month.  As a result of the consummation of the exchange offer on October 5, 2005, the interest rate returned to its stated rate of 12.25% per annum.   Total exchange offer related fees of $358 are classified as deferred financing fees and will be amortized over the remaining life of the Exchange Notes.

Commencing July 5, 2004, the interest rate increased 0.25% over the stated rate for the Notes due to the Company’s failure to complete an exchange offer of the Notes for notes with the same terms, but that are registered under the Securities Act of 1933 (“Merisant’s Exchange Notes”), as amended, prior to the agreed deadline, and commencing on each of October 5, 2004, January 5, 2005, April 5, 2005 and July 5, 2005, the interest rate on the Notes increased an additional 0.25% for a total increase of 1.25%.  The cumulative impact of the 1.25% additional interest was approximately $234 per month.  As a result of the consummation of the exchange offer on October 5, 2005, the interest rate returned to its stated rate of 9.5% per annum.   Total exchange offer related fees of $650 are classified as deferred financing fees and will be amortized over the remaining life of Merisant’s Exchange Notes.

At September 30, 2005, $23,000 of Merisant’s maximum $35,000 borrowing capacity was available under the revolving loan facility of its senior credit facility.

On March 11, 2005, Merisant amended its senior credit facility.  Pursuant to this amendment, Merisant’s existing financial condition covenant ratios were revised and an additional financial condition covenant ratio, the consolidated senior leverage ratio, was added.   In addition, charges related to obsolete or slow-moving inventory or uncollectible receivables or indebtedness, up to a maximum of $5,000 since September 30, 2004, and transaction fees related to the execution of this amendment are excludable from the Bank EBITDA calculation and the existing limit on restructuring costs excludable from the Bank EBITDA calculation has been increased by $4,000.  Fees of approximately $900 were incurred in the first quarter of 2005 to execute this amendment.  These fees are classified as deferred financing fees and are being amortized over the remaining life of the related debt.

Merisant has experienced continued declines in its Bank EBITDA over the past few years.  Further declines could result in the breach of maintenance covenants under Merisant’s senior credit facility, in which event, Merisant’s bank lenders would be entitled to accelerate all outstanding principal and due and unpaid interest under the senior credit facility.  Merisant is continuing to implement its strategy to address these trends by reducing operating costs, improving the efficiency of its organization and accelerating new product development and product launches.  Merisant has engaged Booz Allen Hamilton, Inc. to assist with this effort.

6.                        Transactions with Related Parties

The Company has deferred compensation payable to one of its directors and a note receivable from the same director. The Company recorded $71 and $67 of interest income on the note receivable for the three months ended September 30, 2004 and September 30, 2005, respectively, and $213 and $201 of interest income on the note receivable for the nine months ended September 30, 2004 and September 30, 2005, respectively, and an equal amount of interest expense related to the deferred compensation in the respective quarters.

The Company has entered into a sublease agreement with The Digital Home/Digital Office, LLC for its vacated office space located in Clayton, Missouri for a term to expire on March 1, 2006 at a rate of approximately $9 per month.  At the end of the term of the sublease agreement, Digital Home/Digital Office, LLC will acquire the office furniture and equipment at no cost.  The Company currently leases this space for a base rent of $15 per month.  In the three and nine months ended September 30, 2005, the Company recorded a $182 charge associated with the impairment of the fixed assets at this location and for the difference between its lease payment obligation and the sublease rental payments.  Digital Home/Digital Office, LLC is controlled by Arnold Donald, one of the Company’s directors.

The Company’s principal stockholder is controlled by Pegasus Partners II, L.P., which is, in turn, managed by Pegasus Capital Advisors, L.P. (“Pegasus Advisors”).  Employees of Pegasus Advisors have in the past and currently serve as members of the Company’s board of directors and the Company’s senior management  regularly consults with Pegasus Advisors on strategic and other business issues.  The Company and Pegasus Advisors have formalized this advisory function by entering into an Advisory Agreement.  Pegasus Advisors will provide such financial, strategic and other advisory services to the senior management of the Company and its subsidiaries as such managers may reasonably request, and the Company will reimburse Pegasus Advisors and its affiliates for all reasonable costs and expenses incurred in connection with the performance of such services, subject to any contractual limitation on such payments between the Company and its lenders. The Company will not pay any other fees to Pegasus Advisors under the agreement and will indemnify and hold harmless Pegasus Advisors and related parties against losses and direct damages arising out of the Advisory Agreement.

During the nine months ended September 30, 2004 and September 30, 2005, the Company received distributions of $500 and $1,023, respectively, from Merisant.

7.                        Commitments and Contingencies

The Company is committed to a minimum purchase requirement at a fixed price for aspartame, its primary raw material ingredient, from The NutraSweet Company pursuant to a supply agreement that expires on December 31, 2005.

The Company has an investment in an affiliate located in the Philippines that is accounted for using the equity method.  The affiliate, a 50/50 joint venture, distributes sugar substitute sweeteners for the international consumer food markets, primarily under the Equal® and Nutrasweet® brands.  In addition to its investment in the joint venture, the Company is committed to a 50% share in any additional joint venture borrowings.  As of December 31, 2004 and September 30, 2005, there were no additional joint venture borrowings.

The Company ordered inventory from third party producers in anticipation of a new product launch in the European markets.  The Company decided not to launch the product, but it remained committed to purchase the inventory that had already been produced by its vendors.  The total value of the inventory produced was approximately $753.  The Company has taken title to approximately $634 of this inventory as of September

30, 2005 and has incurred obsolescence expense of $493 in the nine month period ended September 30, 2005 for the portion of this inventory that is currently estimated to be unrecoverable.  In addition, the Company is potentially required to compensate these vendors for their investment in equipment to produce the inventory.  The total obligation for the equipment investment is estimated at approximately $348.  The Company has accrued for $258 of the equipment obligation to a particular vendor as it has become probable that this vendor will require the Company to purchase the equipment.  The Company has also incurred an impairment charge of $158 to properly reflect this equipment at its estimated fair market value.

On May 6, 2004, Merisant Manufacturing Australia Pty. Ltd. was served with a complaint in the District Court of Western Australia by an individual alleging that she suffered adverse symptoms after consuming Travacalm brand of motion sickness prevention drug manufactured in 2001 for a pharmaceutical client under a contract manufacturing agreement.  Although the Company sold its entire interest in Merisant Manufacturing Australia Pty. Ltd. in July 2004, pursuant to the sale agreement, the Company has retained liability for this action.  The Company has filed an answer denying the plaintiff’s allegations.

In October, 2004, the Company requested the National Advertising Division of the Council of Better Business Bureaus, referred to as the NAD, to review advertising by McNeil Nutritionals, LLC (“McNeil”) for its Splenda® brand tabletop sweetener.  The Company believed such advertising to be false and misleading.  McNeil refused to participate in such industry self-regulating forum and filed a complaint in the United States District Court for the District of Puerto Rico requesting the court to declare its advertising truthful and not misleading.  Because of the filing by McNeil in Puerto Rico, the NAD elected not to review the matter.  On November 26, 2004, the Company filed a complaint against McNeil in the United States District Court for the Eastern District of Pennsylvania alleging the same issues as were addressed to the NAD.  On January 13, 2005, McNeil voluntarily dismissed its action in Puerto Rico.  On March 23, 2005, McNeil filed a motion to amend its answer to the Company’s complaint in the Pennsylvania action.  McNeil sought to amend its answer to add a counterclaim against the Company alleging that the Company’s Equal® Sugar Lite™ packaging and advertising are misleading in that, according to McNeil, on a volumetric basis, Equal® Sugar Lite™ does not deliver half the calories of a cup of sugar.  On April 18, 2005, the court granted McNeil’s motion to amend.  The Company’s own investigation has confirmed that when measured by weight, in accordance with the formulation for Equal® Sugar Lite™, measurements for Equal® Sugar Lite™ are correct under the FDA compliance standards, which is generally a measurement by weight.  The Company further determined that certain measurements may be volumetrically inaccurate.  The manufacturing and packaging process for Equal® SugarLite™ has been adjusted to ensure volumetric accuracy, while remaining accurate in accordance with FDA compliance standards based on weight.  For the year ended December 31, 2004, gross profit was reduced by $3,208 to increase the allowances against accounts receivable and establish inventory reserves associated with this issue.  For the nine month period ended September 30, 2005, an adjustment to reduce the reserve by $188 has been recorded due to lower returns than originally anticipated.

Current and former members of management participate in the Company’s 2000 Stock Appreciation Rights Plan (the “2000 SAR Plan”).  Stock appreciation rights (“SARs”) that are vested under this plan are not exercisable by the owners thereof and payments are only made with respect to the SARs upon a sale of all of the common stock of the Company or other distribution event.   On September 19, 2005, the Company’s board of directors approved the 2005 Merisant Worldwide, Inc. Share Appreciation Rights Plan (the “2005 SAR Plan”).  The 2005 SAR Plan is in addition to and will not replace the 2000 SAR Plan previously adopted.  The 2005 SAR Plan is designed to provide incentives to senior management to increase the equity value of the Company.  In general, participants in the 2005 SAR Plan may receive three types of awards, each of which corresponds to a percentage of the aggregate net proceeds distributed to the stockholders of the Company, participants in the 2000 SAR Plan and participants in the 2005 SAR Plan upon a change in control (as defined under the 2005 SAR Plan).  Participants in the 2005 SAR Plan will be entitled to receive awards of share units representing, in the aggregate, up to 8% of the first $100 million of such net proceeds, up to 10% of the next $100 million of such net proceeds and up to 12% of such net proceeds in excess of $200 million.  The net proceeds will be increased by any dividends or other distributions made to the holders of common stock of the Company prior to the change in control and reduced by an amount equal to 12% compounded annual return on any new equity investment in the Company.  The share units underlying the 2005 SAR Plan will be determined on a fully diluted basis, taking into account the outstanding number of shares of common stock of the Company and share units underlying the 2000 SAR Plan.  New issuances of common stock of the Company will dilute the share units underlying the 2005 SAR Plan.  Upon a distribution under the Plan, participants will receive payouts under the 2005 SAR Plan in the same form as the consideration received by the stockholders of the Company.  No awards under the 2005 SAR Plan have been granted to date, but the Company and Merisant, have made commitments to make grants to certain individuals.  The Company does not anticipate that it will be able to determine the aggregate value of the awards under either the 2000 SAR Plan or the 2005 SAR Plan because its equity is privately held and there is no public market for the underlying securities.

In addition to the matters described above, the Company is subject to various claims pending and possible legal actions and other matters arising out of the conduct of the Company’s business, including tax uncertainties arising from doing business in various European jurisdictions.  The Company believes, based on current knowledge, recorded accruals, and consultation with counsel, that the outcome of such claims and actions will not have a material adverse effect on the Company’s consolidated financial position or results of operations.

8.                        Subsequent Events

On October 24, 2005 Merisant Company 2, Sarl, the Company’s Swiss subsidiary, entered into a Share Purchase Agreement for the sale of all of its shares of Merisant South Africa (Proprietary) Ltd. with a South African distributor of consumer goods.  The purchaser, through the newly acquired entity, will become the exclusive distributor of Canderel® and other edible fast moving consumer good products of the Company that are sold in the Republic of South Africa as well as certain neighboring countries.  Merisant Company 2, Sarl and its former subsidiary will enter into a distribution agreement upon the closing of the sale transaction.  The sale transaction is scheduled to close in early December and is contingent on the satisfaction or waiver of certain conditions, including the making of any required filings with the South African Competition Commission.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion together with our unaudited consolidated financial statements and their accompanying notes included elsewhere in this document.  Our discussion of results by reportable segment should be read in conjunction with Note 2 to our unaudited consolidated financial statements included elsewhere in this document, which illustrates the reconciliation of Operating EBITDA to loss before income taxes.  Unless otherwise indicated or unless the context requires otherwise, all references in this discussion to “our company,” “we,” “us,” “our” or similar references mean Merisant Worldwide, Inc. and its consolidated subsidiaries.

Overview

We are a worldwide leader in the marketing of primarily low calorie tabletop sweeteners, with an estimated 26% dollar share as of December 31, 2004 of a growing global retail market, which we estimate at $1.4 billion.  We believe that we have the leading dollar market share as of December 31, 2004 in 11 of the top 20 countries for low calorie tabletop sweetener sales.  Our brands, including our premium-priced brands Equal® and Canderel®, are sold in over 85 countries and are among the most recognized low calorie tabletop sweetener products in the world, with brand awareness estimated above 80% in each of their respective key markets.  The strength of our leading brands is evidenced by price premiums relative to most of our competitors.

Our company was formed by an investor group led by an affiliate of Pegasus Capital Advisors, L.P. in 2000 to acquire certain assets of the tabletop sweetener business of Monsanto.  Monsanto entered the sweetener market in 1985 through its acquisition of G.D. Searle & Co., which discovered aspartame and founded the business over 20 years ago.

We sell through multiple channels of distribution, including grocery and pharmacy retailers, food service distributors, mass merchandisers and club/warehouse retailers.  We use distributors and brokers to distribute our products throughout the world and sell our products directly to selected customers in our largest markets.  In 2004, $74.7 million, or 21% of our net sales, were made to Heinz U.S.A., which we refer to as Heinz, our primary distributor to the grocery and food service customers in the United States.  Other than Heinz, no customer, including those serviced by Heinz, accounted for greater than 10% of our total net sales in 2004.  We have contracts with Heinz for the retail grocery and food service channels, both of which agreements are year-to-year and are renegotiated at the end of each calendar year.  From time to time, we reevaluate our strategy to determine whether it is more advantageous to maintain a direct sales infrastructure or to use distributors and brokers within certain markets.

Our reportable segments are organized and managed principally by geographic region:  North America, Europe/Africa/Middle East, which we refer to as EAME, Latin America and Asia/Pacific.  We review Operating EBITDA to evaluate segment performance and allocate resources.  Operating EBITDA consists of segment earnings before interest expense, income tax expense and depreciation and amortization as well as items such as expenses related to restructuring charges, certain significant charges related to obsolete or slow-moving inventory or uncollectible receivables and indebtedness, and certain other non-cash or excludable charges or losses.  Other expense (income), net, as reported in our unaudited consolidated financial statements, is included in Operating EBITDA of the respective reportable segment, except for the portion of other expense (income), net that relates to foreign currency remeasurement gains or losses associated with the euro-denominated debt and unrealized gains or losses on derivative instruments.  Corporate expenses include corporate staff costs and related amounts.  Corporate expenses, interest and other expenses and the provision for income taxes are centrally managed and, accordingly, such items are not presented by segment since they are excluded from the measure of segment performance utilized by management.  Our assets, which are principally in the United States and Europe, are also managed geographically.

Recent Trends

We continue to experience increased competition from McNeil Nutritionals LLC, a subsidiary of Johnson & Johnson, and our market share and net sales have declined in the United States as consumers have switched from Equal® to McNeil’s artificial sweetener product, Splenda®.  We anticipate that the declines that we have experienced in net sales will continue through 2006 unless we are able to stabilize our core premium Equal® brand in the United States.  We have successfully addressed Splenda®’s earlier attempts to enter the UK market, but we face some potential risk to European sales volumes unless we continue to effectively defend our premium Canderel® brand in Europe.  As a result of the declining net sales, Merisant has experienced declines in Bank EBITDA from $110.2 million in 2003 to $87.3 million in 2004 and $57.8 million to $52.7 million for the nine months ended September 30, 2004 and 2005, respectively.  Further declines in Bank EBITDA could result in the breach of maintenance covenants under Merisant’s senior credit facility, in which event, its bank lenders would be entitled to accelerate all outstanding principal and due and unpaid interest under the senior credit facility.  For a description of Bank EBITDA, a reconciliation of Bank EBITDA to cash flow from operating activities and a description of Merisant’s maintenance covenants under its senior credit facility see “—Liquidity and Capital Resources”.

Merisant continues to implement its strategy to address these trends by reducing operating costs, improving the efficiency of its organization and accelerating new product development and product launches.  Merisant has engaged Booz Allen Hamilton, Inc. to assist with this effort.

We believe that McNeil’s gains in the United States are due in large part to its significant advertising spending which, in turn, has spread false and misleading claims about its Splenda® product.  Merisant has filed a complaint in Federal Court in the Eastern District of Pennsylvania against McNeil asserting causes of action for false and misleading advertising by McNeil in connection with its Splenda® product.  For more information, see Note 7 to our unaudited consolidated financial statements found elsewhere in this document.

Periodically, claims are made regarding the safety of aspartame consumption.  On July 14, 2005, the European Ramazzini Foundation of Oncology and Environmental Sciences announced the preliminary results of a study that the institute claims indicates a possible link between the daily consumption of aspartame by female laboratory rats and the development of lymphomas and leukemia.  A number of food safety regulatory agencies, including the European Food Safety Authority, have indicated that they will review the study and its findings but have not suggested any change in consumer’s diets relative to aspartame.

The announcement by the Ramazzini Foundation has been reported consistently in the press and, in France, we observed a decline in consumer purchases in the low calorie sweetener category in general and of our products  continuing through the end of the third quarter.  We have now confirmed through consumer research that the decline in the category and our products in France is directly linked to the publishing of this study.  At this point in time, we have no evidence that this study has had a direct, significant impact in markets outside France.

We continue to believe that aspartame and our products that contain aspartame are safe for human consumption.   Aspartame is one of the most thoroughly studied food ingredients.  More than 200 toxicological and clinical studies during the past 30 years have clearly confirmed the safety of aspartame.  Nevertheless we cannot assure you that the claims made by the Ramazzini Foundation with respect to aspartame or the reporting of the study in the press will not have a negative impact on our results of operations in the future.

Our contract manufacturer in Australia may cease operations in November 2005 due to insolvency.  This manufacturer currently produces all Equal® branded sachet products sold by our company in Australia, New Zealand and other countries within the Asia/Pacific region.  We are attempting to recover all raw materials and finished product located at the manufacturer’s facility, and we believe that we have sufficient inventory on hand to meet almost all of our anticipated customer demand through December.  We plan to use another contract manufacturer or source these products from our facilities in Manteno, Illinois or Zarate, Argentina.

Results of Operations

For each of the periods described below, the information set forth under the caption “Consolidated Results” represents an overview of our results of operations on a consolidated basis.  Additional detail regarding our results of operations can be found under the caption “—Segment Results” for each period described below.

Three Months Ended September 30, 2004 Compared to Three Months Ended September 30, 2005

The following table sets forth certain of our financial data for the three month periods ended September 30, 2004 and 2005 (totals may not foot due to rounding).

	Three Months Ended September 30,		Three Months Ended September 30,
	2004	2005	2004	2005	Better/(Worse) than Prior Year
	(in millions)		as % of Net Sales		Dollars	%

Net sales	$83.4	$75.1	100%	100%	$(8.3)	(10)%
Cost of sales	36.4	31.4	44%	42%	5.0	14%
Gross profit	47.0	43.7	56%	58%	(3.3)	(7)%

Operating expenses:
Marketing and selling expenses	20.4	17.1	24%	23%	3.3	16%
Administration expenses	8.9	9.1	11%	12%	(0.2)	(2)%
Research and development expenses	0.6	0.4	1%	1%	0.2	32%
Amortization of intangibles	5.6	5.6	7%	7%	0.0	0%
Transaction fees	3.0	—	4%	—	3.0	100%
Impairment and loss on sale of assets	0.3	0.3	0%	0%	(0.0)	(4)%
Restructuring expenses	0.5	0.3	1%	0%	0.1	29%
Total operating expenses	39.3	32.9	47%	44%	6.4	16%

Income from operations	7.7	10.8	9%	14%	3.1	40%

Other expenses (income):
Interest income	(0.2)	(0.1)	(0)%	(0)%	(0.0)	(13)%
Interest expense	13.8	14.8	17%	20%	(1.0)	(7)%
Other expense (income), net	(0.7)	(1.2)	(1)%	(2)%	0.5	68%
Total other expenses	12.9	13.5	15%	18%	(0.5)	(4)%

Loss before income taxes	(5.2)	(2.7)	(6)%	(4)%	2.5	49%

Provision for income taxes	2.3	1.4	3%	2%	0.9	40%
Net loss	$(7.5)	$(4.0)	(9)%	(5)%	$3.5	46%

Consolidated Results

Net sales.  The decrease in consolidated net sales was primarily attributable to lower sales in North America and, to a lesser extent, in Latin America and Asia/Pacific.  In North America, sales were lower mainly due to reduced sales volume in the grocery and food service channels, unfavorable sales mix in the club channel due to a shift to a new, but lower margin product configuration and higher trade marketing spend in the grocery and mass channels.  In Latin America, sales were lower across most of the region due to lower demand, as well as the expected reduction in sales in Colombia due to a shift from a direct sales model to a distributor model.  In Asia/Pacific, sales declined primarily due to the elimination of sales related to contract manufacturing as a result of the sale of our manufacturing facility in Fairfield,

Australia in July 2004 and the discontinuation of certain low margin product lines.  These unfavorable impacts were partially offset by strengthening of currencies in the EAME region.

Cost of sales.  Cost of sales decreased mainly due to lower sales volume, as well as costs related to the launch of Equal® Sugar Lite™ and the transition to a new warehouse in the United States during the third quarter of 2004 that did not repeat in 2005.  These decreases were partially offset by currency translation and a volume-related penalty pursuant to a third party manufacturing contract for the packaging of Equal® Sugar Lite™ recorded in the three months ended September 30, 2005.  Overall, gross profit increased from 56% for the three months ended September 30, 2004 to 58% for the same period in 2005.

Operating expenses.  Marketing and selling expenses decreased mainly due to lower advertising and promotions costs in North America and Latin America, coupled with lower marketing and selling administrative expenses in EAME, Latin America and Asia/Pacific.  These reductions were partially offset by increased advertising and promotions costs in the EAME and Asia/Pacific regions.  Administration expenses increased slightly as higher corporate expenses, mainly related to increased litigation costs, were substantially offset by the partial reversal of incentive accruals in the third quarter of 2005 that were recorded in the first six months of 2005 and restructuring savings.  During the three months ended September 30, 2005, we continued our plan designed to improve both financial results and the long-term value of our business.  As a result of these actions, we recorded restructuring charges for workforce reductions of $0.3 million in the third quarter of 2005 as compared to $0.5 million in the third quarter of 2004.  The restructuring charges incurred in the third quarter of 2005 relate to new employee termination costs mainly in the EAME and Latin America segments and are expected to be substantially paid by the end of the year.  Additional information regarding restructuring charges and the related liability can be found in Note 3 to the unaudited consolidated financial statements found elsewhere in this document.

Transaction fees consisted of financing fees that were expected to be deferred and eventually amortized upon completion of the offering of income deposit securities and professional fees related to the offering of income deposit securities that were expensed as incurred.  This offering was withdrawn on November 1, 2004, and the previously deferred financing fees were recorded in the statement of operations as transaction fees during the three months ended September 30, 2004.

The impairment loss in the third quarter of 2004 relates to the sale of our Fairfield, Australia manufacturing facility.  In the third quarter of 2005, the impairment loss relates to the write down of equipment that we are obligated to purchase from third party vendors due to the cancellation of a product launch in the EAME region and the write down of assets at our vacated Clayton, Missouri location that is currently being subleased, as well as the difference between our lease payment obligation and the sublease rental income through the end of the lease.  Additional information regarding the charges in the third quarter of 2005 can be found in Notes 6 and 7 to the unaudited consolidated financial statements found elsewhere in this document.

Interest.  Net interest expense increased mainly due to higher interest rates on our outstanding Discount Notes and Merisant’s Notes as we did not register exchange notes prior to the agreed deadline.  As a result of the consummation of the exchange offer on October 5, 2005, the interest rates on the Discount Notes and the Notes returned to the stated rates of 12.25% and 9.5% per annum, respectively.

Other income/expense, net.  The favorable variance is primarily attributable to a $0.4 million currency gain in the third quarter of 2005 on our euro-denominated debt issued in July 2003 as compared to a $0.5 million currency loss in the third quarter of 2004.   This favorable impact is partially offset by balance sheet remeasurement losses.

Taxes.  For the three months ended September 30, 2005, we recorded a $1.4 million tax expense on a loss before taxes of $2.7 million.  The unusual relationship of our tax provision to our pre-tax loss in the three months ended September 30, 2005 relates to a combination of factors including increased tax loss carryforwards generated for which we have not recorded a tax benefit and additional tax expense recorded in the United States.  Our tax provision in the three months ended September 30, 2004 was similarly unusual.  We have decreased our total valuation allowance by $0.2 million in the third quarter of 2005 to a total of $53.3 million, due to higher SubPart F income than previously estimated.  With regard to the deferred tax assets on the tax loss carryforwards, we determined that we have not satisfied the “more likely than not” test in certain jurisdictions.  A promissory note from our Swiss subsidiary is expected to be repaid as early as the fourth quarter of 2005.  The repayment of the principal of this note is not subject to tax in the United States.  However, once the note is repaid in full, any cash repatriation from this subsidiary could result in a higher United States federal tax liability.  As of September 30, 2005, we had estimated net operating loss, or NOL, carryforwards for United States federal income tax purposes of approximately $97 million, which are available to offset future United States federal taxable income.  The full repayment of the promissory note from our Swiss subsidiary in the foreseeable future increases the likelihood that some portion of our NOLs for United States federal income tax purposes will be utilized.  We will continue to assess the valuation allowances, and, to the extent we determine that such allowances are no longer required, these deferred tax benefits will be recognized in the future.

Segment Results

The following table presents net sales and Operating EBITDA expressed in millions of dollars for each of our reportable segments (totals may not foot due to rounding):

	Net Sales				Operating EBITDA (1)
	Three Months Ended September 30,		Better/(Worse) than Prior Year		Three Months Ended September 30,		Better/(Worse) than Prior Year
	2004	2005	$	%	2004	2005	$	%
	(in millions)				(in millions)

North America	$36.7	$29.5	$(7.2)	(20)%	$12.0	$11.7	$(0.3)	(2)%
Operating EBITDA Margin					33%	40%	7%
EAME	30.6	31.9	1.4	5%	8.4	10.3	1.9	23%
Operating EBITDA Margin					28%	32%	5%
Latin America	10.2	8.2	(2.1)	(20)%	2.5	2.2	(0.4)	(14)%
Operating EBITDA Margin					25%	27%	2%
Asia/Pacific	5.9	5.5	(0.5)	(8)%	1.4	1.0	(0.4)	(28)%
Operating EBITDA Margin					23%	18%	(5)%

(1)  “Operating EBITDA” as used with respect to our operating segments is a measure upon which management assesses the financial performance of these segments.  Operating EBITDA excludes interest expense, income tax expense and depreciation and amortization, as well as items such as restructuring expenses, certain significant charges related to obsolete or slow-moving inventory or uncollectible receivables and indebtedness, and certain other non-cash or excludable charges or losses.  See Note 2 to the unaudited consolidated financial statements for a description of Operating EBITDA and a reconciliation of Operating EBITDA to loss before income taxes.  Operating EBITDA margin represents Operating EBITDA as a percentage of net sales.

North America

Net sales.  The decrease in net sales in our North America segment as compared to the third quarter of 2004 was principally attributable to reduced volumes in the grocery and food service channels due to lower consumer demand.  In addition, unfavorable sales mix in the club channel, higher trade marketing expenses in the mass channel and lower sales in Canada negatively impacted sales in the third quarter of 2005 as compared to the third quarter of 2004.  In the club channel, the unfavorable sales mix related to a shift to a new, but lower margin product configuration. These unfavorable impacts were only slightly offset by increased sales volume in the club and drug channels.

Operating EBITDA.  Despite the significant reduction in sales, Operating EBITDA was down slightly.   The margin impact of lower sales and a volume-related penalty pursuant to a third party manufacturing contract for the packaging of Equal® Sugar Lite™ were offset by reductions in cost of goods sold and marketing and selling costs primarily due to launch costs related to Equal® Sugar Lite™ that were incurred in the third quarter of 2004 and did not repeat in 2005, as well as the partial reversal of incentive accruals that were initially recorded in the first six months of 2005.  Operating EBITDA margin increased primarily due to the increase in gross margin percentage and decrease in marketing and selling costs as a percentage of sales as a result of the favorable impacts previously described.

EAME

Net sales.  The net sales increase in EAME resulted primarily from the favorable impact of currency translation.  Sales volume growth in the UK and Portugal was mostly offset by sales volume declines in a number of other parts of the region, mainly France, Italy, South Africa and Hungary.  Sales in Portugal were significantly impacted by sales to a new distributor to establish appropriate starting inventory levels.  Sales in France appear to have been negatively impacted by the media coverage of the Ramazzini Foundation study discussed earlier.

Operating EBITDA.  Operating EBITDA increased mainly due to lower product costs and lower marketing, selling and general administrative costs primarily due to restructuring savings, infrastructure improvements and the partial reversal of incentive accruals that were initially recorded in the first six months of 2005.  These favorable impacts were partially offset by increased brand support in France and at the regional level.  The increase in Operating EBITDA margin was primarily due to the improvement in gross margin percentage and lower administrative costs as a percentage of sales previously described.

Latin America

Net sales.  The decrease in Latin American sales was attributable to lower sales volume across the entire region, with the exception of Argentina, due primarily to softer demand, increased competitive pressure, lower sales in Colombia due to a shift from a direct sales model to a distributor model and, in some countries, poor distributor performance.

Operating EBITDA.  Operating EBITDA decreased primarily due to the unfavorable margin impact of lower sales, which was partially offset by lower brand support in Puerto Rico, Central America, Mexico and Argentina and the partial reversal of incentive accruals that were initially recorded in the first six months of 2005.  Operating EBITDA margin increased due to lower marketing and selling costs as a percentage of sales.

Asia/Pacific

Net sales.  Net sales in the Asia/Pacific region decreased primarily due to the elimination of contract manufacturing sales as a result of the sale of our manufacturing facility in July 2004 and the discontinuation of certain low margin product lines in Australia/New Zealand.  These unfavorable impacts were partially offset by favorable currency translation.

Operating EBITDA.  Operating EBITDA decreased due to higher freight costs in the third quarter of 2005 relating to the new sourcing model subsequent to the sale of our local manufacturing facility in Fairfield, Australia, improved product costs in the third quarter of 2004 influenced by high volumes at our Fairfield facility and higher brand support in Australia/New Zealand in the third quarter of 2005.  These unfavorable impacts were somewhat offset by the partial reversal of incentive accruals that were initially recorded in the first six months of 2005.  Operating EBITDA margin decreased due to a lower gross margin percentage as the unfavorable items previously discussed more than offset the improvement in gross margin related to the elimination of low margin product lines.  Additionally, Operating EBITDA margin was negatively impacted by higher marketing and selling costs as a percentage of sales, also related to the impacts previously discussed.

Corporate Expenses

Corporate expenses increased from $4.7 million in the third quarter of 2004 to $5.5 million in the third quarter of 2005, primarily due to higher litigation costs, which were partially offset by restructuring savings and the partial reversal of incentive accruals that were initially recorded in the first six months of 2005.

Nine Months Ended September 30, 2004 Compared to Nine Months Ended September 30, 2005

The following table sets forth certain of our financial data for the nine month periods ended September 30, 2004 and 2005 (totals may not foot due to rounding).

	Nine Months Ended September 30,			Nine Months Ended September 30,
	2004	2005	2004	2005	Better/(Worse) than Prior Year
	(in millions)		as % of Net Sales		Dollars	%

Net sales	$251.3	$230.1	100%	100%	$(21.1)	(8)%
Cost of sales	102.2	96.2	41%	42%	6.1	6%
Gross profit	149.0	134.0	59%	58%	(15.0)	(10)%

Operating expenses:
Marketing and selling expenses	68.2	58.0	27%	25%	10.2	15%
Administration expenses	27.9	30.2	11%	13%	(2.3)	(8)%
Research and development expenses	2.3	1.3	1%	1%	1.0	42%
Amortization of intangibles	16.7	16.7	7%	7%	0.0	0%
Transaction fees	3.4	(0.5)	1%	(0)%	3.9	115%
Impairment and loss on sale of assets	3.7	0.3	1%	0%	3.4	91%
Restructuring expenses	2.3	2.3	1%	1%	0.0	1%
Total operating expenses	124.5	108.3	50%	47%	16.2	13%

Income from operations	24.5	25.7	10%	11%	1.2	5%

Other expenses (income):
Interest income	(0.4)	(0.6)	(0)%	(0)%	0.2	43%
Interest expense	40.8	43.6	16%	19%	(2.8)	(7)%
Other expense (income), net	(7.5)	(10.1)	(3)%	(4)%	2.6	34%
Total other expenses	32.8	32.9	13%	14%	(0.1)	(0)%

Loss before income taxes	(8.3)	(7.2)	(3)%	(3)%	1.1	13%

Provision for income taxes	4.4	5.3	2%	2%	(0.9)	(21)%
Net loss	$(12.7)	$(12.5)	(5)%	(5)%	$0.2	1%

Consolidated Results

Net sales.  The decrease in consolidated net sales was primarily attributable to lower sales in North America and, to a lesser extent, in Latin America and Asia/Pacific.  In North America, sales were lower mainly due to reduced volumes in the grocery, food service, club and mass channels.  In addition, unfavorable sales mix in the club channel due to a shift to a new, but lower margin product configuration and higher trade marketing expenses in the grocery, mass and food service channels also contributed to the sales decline.  In Latin America, sales were lower in most regions due mainly to lower volumes.  A shift from a direct sales model to a distributor model in Colombia resulted in lower revenues; however, the overall profitability of Colombia improved.   In Asia/Pacific, sales declined due to the elimination of contract manufacturing sales as a result of the sale of our manufacturing facility located in Fairfield, Australia in July 2004 and the discontinuance of certain low margin product lines.  These unfavorable impacts were partially offset by improved sales in the EAME region, improved sales volumes in Canada, contract manufacturing sales in the United States and the impact of slotting expenses related to Equal® Sugar Lite™ in 2004 that did not repeat in 2005.   In the EAME region, stronger sales resulting from the strengthening of currencies and improved sales in the UK, Portugal, South Africa, the Middle East and Belgium were partially offset by lower sales in other markets.   Sales in Portugal were significantly impacted by sales to a new distributor to establish appropriate starting inventory levels.

Cost of sales.  Cost of sales decreased mainly due to lower sales volume in the 2005 period, as well as costs in the 2004 period related to the launch of Equal® Sugar Lite™ and the transition to a new warehouse in the United States that did not repeat in 2005.  These favorable impacts were partially offset by currency translation losses, increased distribution costs, inventory adjustments, obsolescence reserves and a volume-related penalty pursuant to a third party manufacturing contract for the packaging of Equal® Sugar Lite™.  Overall, gross profit decreased from 59% for the first nine months of 2004 to 58% for the same period in 2005.

Operating expenses.  Marketing and selling expenses decreased mainly due to lower advertising and other marketing costs in all segments, some of which relates to timing of brand support, coupled with lower marketing and selling administrative expenses in EAME, Latin America and Asia/Pacific.  Administration expenses increased primarily due to a charge of $1.2 million to increase the allowance against accounts receivable relating to the announcement by Food Brokers LTD, a former distributor in the UK, that it was going into administration in February 2005.  This charge, in combination with the allowance established as of December 31, 2004 of $1.7 million, represents an allowance for the entire net receivable as of September 30, 2005.  In addition, higher corporate expenses, mainly related to increased litigation costs, were partially offset by restructuring savings, lower incentive accruals and, in the EAME segment, reduced infrastructure costs and capital tax accruals.  During the nine months ended September 30, 2005, we continued our plan designed to improve both financial results and the long-term value of our business.  As a result of these actions, we recorded restructuring charges for workforce reductions of $2.3 million in each of the nine month periods ended September 30, 2005 and September 30, 2004.  The restructuring charges incurred in the nine month period ended September 30, 2005 related to additional personnel that were notified of their termination during this period and to continuing provisions for previously notified employees being recorded over their stay periods.  Restructuring charges were incurred in all segments and at the corporate headquarters, but primarily related to the EAME region where the majority of charges have already been paid.   Additional information regarding restructuring charges and the related liability can be found in Note 3 to the unaudited consolidated financial statements found elsewhere in this document.

Transaction fees consisted of financing fees that were expected to be deferred and eventually amortized upon completion of the offering of income deposit securities and professional fees related to the offering of income deposit securities that were expensed as incurred.  This offering was withdrawn on November 1, 2004, and the previously deferred financing fees were recorded in the statement of operations as transaction fees during the three months ended September 30, 2004.

The impairment loss in the nine months ended September 30, 2004 relates to the sale of our Fairfield, Australia manufacturing facility.  In the nine months ended September 30, 2005, the impairment loss relates to the write down of equipment that we are obligated to purchase from third party vendors due to the cancellation of a product launch in the EAME region and write down of assets at our vacated Clayton, Missouri location that is currently being subleased, as well as the difference between our lease payment obligation and the sublease rental income through the end of the lease.  Additional information regarding the charges in the nine months ended September 30, 2005 can be found in Notes 6 and 7 to the unaudited consolidated financial statements found elsewhere in this document.

Interest.  Net interest expense increased mainly due to higher interest rates on the outstanding Discount Notes and Merisant’s Notes, as we did not register exchange notes prior to the agreed deadline.  As a result of the consummation of the exchange offer on October 5, 2005, the interest rates on the Discount Notes and the Notes returned to the stated rates of 12.25% and 9.5% per annum, respectively.

Other income/expense, net.  The favorable variance is mainly attributable to a $5.2 million currency gain on our euro-denominated debt for the nine month period ended September 30, 2005, as compared to a $1.1 million currency gain on this debt for the same period in 2004, and the reversal of a $1.3 million currency loss related to the settlement of an outstanding liability in the second quarter of 2005.  These favorable impacts were partially offset by a $1.6 million lower unrealized gain on derivative instruments and the impact of balance sheet remeasurement losses in the nine month period ended September 30, 2005 as compared to the nine month period ended September 30, 2004.  The unrealized gain on derivative instruments is related to our interest rate swaps required by Merisant’s senior credit facility, which we have marked to market through our statement of operations since our debt refinancing in July 2003.

Taxes.  For the nine months ended September 30, 2005, we recorded a $5.3 million tax provision on a loss  before income taxes of $7.2 million.  The unusual relationship of our tax provision to our pre-tax income in the first nine months of 2005 relates to increased tax loss carryforwards generated for which we have not recorded a tax benefit. Our tax provision in the nine months ended September 30, 2004 was similarly unusual.  For the nine months ended September 30, 2005, we increased our total valuation allowance by $11.4 million to $53.3 million.  With regard to the deferred tax assets on the tax loss carryforwards, we determined that we have not satisfied the “more likely than not” test in certain jurisdictions.  A promissory note from our Swiss subsidiary is expected to be repaid as early as the fourth quarter of 2005.  The repayment of the principal of this note is not subject to tax in the United States.  However, once the note is repaid in full, any cash repatriation from this subsidiary could result in a higher United States federal tax liability.  As of September 30, 2005, we had estimated net operating loss, or NOL, carryforwards for United States federal income tax purposes of approximately $97 million, which are available to offset future United States federal taxable income.  The full repayment of the promissory note from our Swiss subsidiary in the foreseeable future increases the likelihood that some portion of our NOLs for United States federal income tax purposes will be utilized.  We will continue to assess the valuation allowances, and, to the extent we determine that such allowances are no longer required, these deferred tax benefits will be recognized in the future.

Segment Results

The following table presents net sales and Operating EBITDA expressed in millions of dollars for each of our reportable segments (totals may not foot due to rounding):

	Net Sales				Operating EBITDA (1)
	Nine Months Ended September 30,		Better/(Worse) than Prior Year		Nine Months Ended September 30,		Better/(Worse) than Prior Year
	2004	2005	$	%	2004	2005	$	%
	(in millions)				(in millions)

North America	$106.4	$87.0	$(19.4)	(18)%	$39.8	$30.5	$(9.2)	(23)%
Operating EBITDA Margin					37%	35%	(2)%
EAME	98.3	103.8	5.5	6%	25.1	29.9	4.8	19%
Operating EBITDA Margin					26%	29%	3%
Latin America	29.1	23.8	(5.3)	(18)%	6.9	6.1	(0.8)	(11)%
Operating EBITDA Margin					24%	26%	2%
Asia/Pacific	17.5	15.6	(1.9)	(11)%	2.3	4.0	1.7	73%
Operating EBITDA Margin					13%	26%	12%

(1)  “Operating EBITDA” as used with respect to our operating segments is a measure upon which management assesses the financial performance of these segments.  Operating EBITDA excludes interest expense, income tax expense and depreciation and amortization, as well as items such as restructuring expenses, certain significant charges related to obsolete or slow-moving inventory or uncollectible receivables and indebtedness, and certain other non-cash or excludable charges or losses.  See Note 2 to the unaudited consolidated financial statements for a description of Operating EBITDA and a reconciliation of Operating EBITDA to loss before income taxes.  Operating EBITDA margin represents Operating EBITDA as a percentage of net sales.

North America

Net sales.  In North America, net sales were lower due mainly to reduced volumes in the grocery, food service, club and mass channels primarily attributable to lower consumer demand.  Additionally, unfavorable sales mix in the club channel due to a shift to a new, but lower margin product configuration and higher trade marketing expenses in the grocery, mass and food service channels also contributed to the sales decline.  These unfavorable impacts were partially offset by increased sales in Canada due to an adverse inventory adjustment in the first quarter of 2004 that did not occur in the first quarter of 2005, higher sales in the drug channel and increased 2005 sales related to contract manufacturing activities.

Operating EBITDA.  The decrease in Operating EBITDA was primarily related to the margin impact of lower sales volumes, shift in sales mix, inventory adjustments and a volume-related penalty pursuant to a third party manufacturing contract for the packaging of Equal® Sugar Lite™, partially offset by lower advertising production and media expenses and reduced incentive accruals.  Operating EBITDA margin decreased due primarily to the unfavorable impacts previously described.

EAME

Net sales.  The net sales increase in EAME resulted primarily from the favorable impact of currency translation.  In addition, there was sales growth in the UK, Portugal, South Africa, the Middle East and Belgium, which was partially offset by a sales decline in a number of other parts of the region, mainly France, Italy, Switzerland and Hungary.   Sales in Portugal were significantly impacted by sales to a new distributor to establish appropriate starting inventory levels.

Operating EBITDA.  Operating EBITDA increased mainly due to the margin impact of increased sales, favorable currency impacts, decreased brand support in the UK, France and the Middle East, reduced infrastructure costs, a favorable capital tax ruling in Switzerland resulting in the reduction of capital tax accruals and reduced incentive accruals.  These favorable items were offset by the impact of the increase to the allowance against the Food Brokers, LTD accounts receivable and balance sheet remeasurement losses.  The increase in Operating EBITDA margin was primarily due to an increase in gross margin percentage and lower marketing, selling and administrative costs as a percentage of sales.

Latin America

Net sales.  The decrease in Latin American sales was attributable to lower sales across the entire region due primarily to softer demand, increased competitive pressure and, in some countries, poor distributor performance.

A shift from a direct sales model to a distributor model in Colombia resulted in lower revenues; however, the overall profitability of our operations in Colombia improved.

Operating EBITDA.  Operating EBITDA decreased due mainly to the unfavorable margin impact of lower sales.  This impact was significantly offset by the reversal of a $1.3 million currency loss related to the settlement of an outstanding liability, reduced incentive accruals and improved infrastructure costs, a portion of which related to the change in our business model in Colombia.  Operating EBITDA margin increased due to the reversal of the currency loss, partially offset by lower gross margin percentage and higher marketing expenses as a percentage of sales.

Asia/Pacific

Net sales.  Net sales in the Asia/Pacific region decreased due to the elimination of contract manufacturing sales as a result of the sale of our manufacturing facility located in Fairfield, Australia in July 2004 and the discontinuation of certain low margin product lines in Australia/New Zealand.  These impacts were partially offset by favorable currency impacts and increased sales in certain Asian markets.

Operating EBITDA.  Operating EBITDA increased despite the reduction in sales primarily due to significant positive sales mix related to lower sales of negative or low margin products, reduced incentive accruals and lower brand support and marketing and selling administrative costs in Australia/New Zealand.  Operating EBITDA margin increased significantly due to improved gross margin percentage resulting from the reduction in negative and lower margin sales, lower product costs and improved operating costs as a percentage of sales due to reductions in brand support and selling and marketing administrative costs in Australia/New Zealand.

Corporate Expenses

Corporate expenses increased from $16.5 million in the first nine months of 2004 to $17.9 million in the first nine months of 2005, primarily due to higher litigation, human resources and consulting costs, which were partially offset by savings related to restructuring activities and reduced incentive accruals.

Liquidity and Capital Resources

Our liquidity needs are primarily met through internally generated cash flow.  From time to time, we also borrow money under the revolving line of credit under Merisant’s senior credit facility.  Our primary uses of cash are cost of sales, operating expenses, debt service, capital expenditures and dividends to our shareholders.

Accounts receivable levels, time to payment and inventory levels impact the amount of internally generated cash flow.  The following table shows information with respect to our accounts receivable and inventory as of December 31, 2004 and September 30, 2005.  Accounts receivable decreased in the nine months ended September 30, 2005 primarily due to significantly lower sales in the third quarter of 2005 as compared to the fourth quarter of 2004.  The increase in inventory was the result of significant aspartame purchases in the first quarter that are being consumed throughout 2005 and a portion of 2006.

	December 31, 2004	September 30, 2005

Accounts receivable (in millions)	$81.7	$66.6
Days sales outstanding	85	73
Inventory (in millions)	$25.7	$34.7
Days sales in inventory	64	90

Nine Months Ended September 30, 2004 Compared to Nine Months Ended September 30, 2005

For the nine months ended September 30, 2005, net cash provided by operating activities was $4.4 million, whereas in the nine months ended September 30, 2004, net cash provided by operating activities was $18.6 million.  Operating cash flows decreased $14.2 million versus the nine months ended September 30, 2004, primarily due to reduced net income after adjusting for non-cash items and a decrease in the contribution from working capital of $10.6 million.  The contribution from working capital decreased mainly due to changes in accounts payable and an increase in aspartame inventories that will continue to be consumed throughout the rest of 2005 and a portion of 2006.

Net cash used in investing activities totaled $3.0 million for the nine months ended September 30, 2005, compared to $8.1 million for the nine months ended September 30, 2004.  Capital expenditures in the nine months ended September 30, 2005 were significantly lower than in the nine months ended September 30, 2004, primarily due to equipment upgrades at our Manteno and Zarate facilities, spending at our former facility in Fairfield, Australia and business system enhancements in the nine months ended September 30, 2004 that did not repeat in the comparable period in 2005.

For the nine months ended September 30, 2005, financing activities provided $3.0 million in cash, an $9.0 million increase as compared to the nine months ended September 30, 2004, when cash used in financing activities totaled $6.0 million.  As of September 30, 2005, cash was provided from borrowings of $12.0 million under Merisant’s revolving loan facility, as compared to no borrowings under Merisant’s revolving loan facility as of September 30, 2004.  For the nine months ended September 30, 2005, we used cash mainly to pay Merisant’s scheduled principal payments of $7.3 million under its senior credit facility, representing an increase of $1.7 million over scheduled principal payments for the nine months ended September 30, 2004, and to pay approximately $0.9 million in fees to execute an amendment to Merisant’s senior credit facility in the first quarter of 2005.

Capital Expenditures

Capital expenditures in 2005 are expected to be in the range of $4.0 million to $6.0 million.  We believe that internally generated cash flow, together with borrowings available under Merisant’s senior credit facility, will be sufficient to fund our operations over the next 12 months.

Financing

On November 12, 2003, we issued $136.0 million stated aggregate principal amount at maturity of our 12.25% Discount Notes due 2014.  A portion of the proceeds of the Discount Notes was used to pay a dividend to our shareholders.  The Discount Notes are unsecured obligations and are subordinated in right of payment to all of our existing and future senior indebtedness.  The Discount Notes had an initial accreted value of principal of $.551 per $1 fully accreted stated principal amount at maturity.  The accreted value of principal of each Discount Note increases from the date of issuance until November 15, 2008 at the rate equal to the interest rate then in effect.   The initial annual rate of accretion was 12.25%, which increased as described below.  Cash interest will accrue and will be payable semiannually in arrears on May 15th and November 15th, commencing on May 15, 2009.  The Discount Notes mature on May 15, 2014.

Commencing July 19, 2004, the interest rate increased 0.25% over the stated rate for the Discount Notes due to our failure to register our Exchange notes prior to the agreed deadline, and commencing on each of October 19, 2004, January 19, 2005 and April 19, 2005, the interest rate on the Discount Notes increased an additional 0.25% for a total increase of 1.0%.  The cumulative impact of the 1.0% additional interest is approximately $0.1 million per month.  As a result of the consummation of the exchange offer on October 5, 2005, the interest rate returned to its stated rate of 12.25% per annum.   Total exchange offer related fees of $0.4 million are classified as deferred financing fees and will be amortized over the remaining life of our Exchange Notes.

As part of the refinancing in 2003, we incurred significant financing costs that are being amortized in accordance with the terms of the respective debt instruments.  As of September 30, 2005, our deferred financing cost balance relating to the issuance of the Discount Notes was approximately $2.1 million.

On July 11, 2003, Merisant issued $225.0 million principal amount of its Notes and refinanced its credit facility with a new senior credit facility.  A portion of the proceeds of the Notes and the new senior credit facility were used to pay a dividend.  Merisant’s senior credit facility provides for aggregate commitments of up to $310.0 million, consisting of a revolving loan facility of $35.0 million, of which a portion is available at Merisant’s option in euro or dollars or in the form of letters of credit denominated in dollars or euro, as well as term loan facilities of $275.0 million, consisting of a Euro Term Loan A of $50.0 million, and a Term Loan B of $225.0 million, denominated in dollars.  The senior credit facility is guaranteed by us and each of Merisant’s domestic subsidiaries.  The senior credit facility and the guarantees of the guarantors are secured by a first-priority security interest in substantially all of Merisant’s assets and the assets of the guarantors.

Commencing July 5, 2004, the interest rate on the Notes increased 0.25% over the stated rate as Merisant did not register its exchange notes prior to the agreed deadline, and commencing on each of October 5, 2004, January 5, 2005, April 5, 2005 and July 5, 2005, the interest rate on the Notes increased an additional 0.25% for a total increase of 1.25%.  The cumulative impact of the 1.25% additional interest was approximately $0.2 million per month.  As a result of the consummation of the exchange offer on October 5, 2005, the interest rate returned to its stated rate of 9.5% per annum.  Total exchange offer related fees of $0.7 million are classified as deferred financing fees and will be amortized over the remaining life of Merisant’s Exchange Notes.

As part of Merisant’s refinancing in 2003, Merisant incurred significant financing costs that are being amortized in accordance with the terms of the respective debt instruments.  As of September 30, 2005, Merisant’s  deferred financing cost balance related to the refinancing of its senior credit facility and the issuance of the Notes in July 2003 and the execution of any subsequent amendments to its credit facility was approximately $13.4 million.

Borrowings under Merisant’s senior credit facility bear interest, at Merisant’s option, at either adjusted LIBOR or, in the case of dollar-denominated loans, at the alternate base rate plus, in each case, a spread.   Outstanding letters of credit under the revolving loan facility will be subject to a per annum fee equal to the applicable spread over adjusted LIBOR for revolving loans.  The Euro Term Loan A and the revolving loan facility have a maturity of five and one-half years while the Term Loan B has a maturity of six and one-half years.

The indenture governing our Discount Notes, Merisant’s Notes and Merisant’s senior credit facility contain covenants that limit, among other things, our ability to:

•                  pay dividends,

•                  incur additional debt,

•                  create liens,

•                  engage in transactions with affiliates, or

•                  sell or purchase property and equipment and take certain other actions with respect to the business.

In addition, the senior credit facility contains covenants that require Merisant to maintain a specified maximum leverage ratio and senior debt ratio and a minimum fixed charge ratio and interest coverage ratio.  These ratios are measured on the basis of Bank EBITDA for the four fiscal quarters ending at least 45 days prior to the payment date. Bank EBITDA as originally defined in the senior credit facility excludes interest expense, income tax expense and depreciation and amortization, as well as items such as expenses related to restructuring expenses and other non-cash items. On October 20, 2004, Merisant entered into an amendment to the senior credit facility.  Pursuant to the amendment, fees related to our withdrawn offering of income deposit securities of up to a maximum of $4.5 million are excludable from Merisant’s Bank EBITDA calculation and Merisant is allowed to pay dividends to us in an aggregate amount not to exceed $4.5 million for the payment of such fees and expenses.  In addition, the existing limit on restructuring costs excludable from Merisant’s Bank EBITDA calculation was increased by $2.0 million.  On March 11, 2005, Merisant again amended its senior credit facility.  Pursuant to this amendment, Merisant’s existing financial condition covenant ratios were revised and an additional financial condition covenant ratio, consolidated senior leverage ratio, was added.   In addition, charges related to obsolete or slow-moving inventory or uncollectible receivables or indebtedness, up to a maximum of $5.0 million since September 30, 2004, and transaction fees related to the execution of this amendment are excludable from Merisant’s Bank EBITDA calculation and the existing limit on restructuring costs excludable from Merisant’s Bank EBITDA calculation has been increased by $4.0 million.  Fees of approximately $0.9 million were incurred in the first quarter of 2005 to execute this amendment.  These fees are classified as deferred financing fees and are being amortized over the remaining life of the related debt.  Bank EBITDA is presented because we believe that it is a useful supplement to cash flow from operating activities in understanding cash flows generated from operations that are available for tax, debt service and capital expenditures and because it is the measure upon which the covenants contained in Merisant’s senior credit facility are measured. However, Bank EBITDA is not a measure of liquidity under GAAP. Accordingly, while providing useful information with respect to an assessment of Merisant’s liquidity as impacted by the covenants in its primary debt obligations, this measure should not be considered in isolation from, or as a substitute for, consolidated statement of cash flow data prepared in accordance with GAAP as an indication of Merisant’s liquidity. In addition, the Bank EBITDA measure presented may differ from, and may not be comparable to, similarly titled measures used by other companies.  Bank EBITDA for the nine months ended September 30, 2005 was $52.7 million.  Merisant was in compliance with its obligations under the senior credit facility, as amended, at September 30, 2005.

The following table illustrates the reconciliation of Bank EBITDA to cash flow from operating activities, which management believes is the most nearly equivalent GAAP measure:

Nine Months Ended September 30, 2005
(in millions)
Net cash provided by operating activities	$4.4
Provision for income taxes, net of deferred income tax provision	3.8
Interest expense, net of non-cash interest expense	32.2
Cash costs of refinancing	(0.5)
Restructuring expenses (a)	2.3
Other items (b)	0.2
Equity in (income) loss of affiliates	0.1
Net change in operating assets and liabilities	10.2
Bank EBITDA	$52.7

(a)                                  The charges principally relate to planned employee termination costs that have been announced in the  period.  The restructuring liability as of the end of each period is included in accrued expenses and other liabilities in our consolidated balance sheets.

(b)                                 Other items consist mainly of certain non-cash expenses (income) that are not included in Merisant’s definition of Bank EBITDA.

Merisant has experienced continued declines in its Bank EBITDA from $110.2 million in 2003 to $87.3 million in 2004 and $57.8 million to $52.7 million for the nine months ended September 30, 2004 and 2005, respectively.  Further declines in Merisant’s Bank EBITDA could result in the breach of maintenance covenants under its senior credit facility, in which event, Merisant’s bank lenders would be entitled to accelerate all outstanding principal and due and unpaid interest under the senior credit facility.  Merisant is continuing to implement its strategy to address these trends by reducing operating costs, improving the efficiency of its organization and accelerating new product development and product launches.  Merisant has engaged Booz Allen Hamilton, Inc. to assist with this effort.

Including the impact of our open interest rate protection agreements described under “Quantitative and Qualitative Disclosure About Market Risk - Foreign Currency and Interest Rate Risks”, the effective cash interest rate on all borrowings under Merisant’s senior credit facility was approximately 8% as of September 30, 2005.

Our ability to make scheduled payments of principal of, or to pay the interest on, or to refinance our indebtedness, including the senior subordinated notes and Merisant’s senior credit facility, or to fund planned capital expenditures will depend on our ability to generate cash in the future.  This ability, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory, and other factors beyond our control.

Risks Related to Our Business and Discount Notes

Changes in consumer preferences could decrease our revenues and cash flow.

We are subject to the risks of evolving consumer preferences and nutritional and health-related concerns.  Substantially all of our revenues are derived from the sale of low calorie tabletop sweeteners in which aspartame is the primary ingredient.  To the extent that consumer preferences evolve away from low calorie tabletop sweeteners, and aspartame-based low calorie tabletop sweeteners in particular, there will be a decreased demand for our products.  Consumer perception that there are low calorie tabletop sweetener alternatives that are healthier or more natural than aspartame could also decrease demand for our products.  Any shift in consumer preferences away from our products, including any shift in preferences from aspartame-based products to sucralose-based products or other low calorie tabletop sweetener products, could significantly decrease our revenues and cash flows and impair our ability to operate our business.

Competition and consolidation may reduce our sales and margins.

We operate in a highly competitive industry.  We compete with companies that have greater capital resources, facilities and diversity of product lines than ours.  Increased competition for our products could result in reduced volumes and/or prices, both of which would reduce our sales and margins.

Our competitors may also introduce new low-calorie sweeteners, such as has occurred with the sucralose-based low calorie tabletop sweetener, Splenda®, a product of McNeil Nutritionals, LLC, a Johnson & Johnson company who we refer to as McNeil, which could increase competition.  To the extent that current users of our products switch to other low calorie sweeteners, there could be a decrease in the demand for our products.

Our margins are also under pressure from consolidation in the retail food industry in many regions of the world.  In the United States, we have experienced a shift in the channels where consumers purchase our products from the higher margin retail to the lower margin club and mass merchandisers.  Such consolidation may significantly increase our costs of doing business and may further result in lower sales of our products and/or lower margins on sales.  In addition, increased competition from private label manufacturers of low calorie tabletop sweeteners may have a negative impact on our sales and/or margins.

We are a holding company with no operations of our own and depend on our subsidiaries for cash.  We are limited in our ability to access funds from these subsidiaries.

We have no operations of our own and derive substantially all of our revenue and cash flow from our subsidiaries.  Although we have no operations, we incur certain expenses relating to maintaining our corporate existence and complying with our obligations under the Discount Notes and applicable laws.  In addition, our Discount Notes will accrue cash interest after November 15, 2008.  None of our subsidiaries is obligated to make funds available to us.  Accordingly, our ability to obtain funds is dependent on the earnings and the distribution of funds from our subsidiaries.  The ability of our subsidiaries to pay dividends or make cash distributions to us may be restricted by applicable laws or contractual provisions.  As a result of these restrictions, we cannot assure you that our subsidiaries will be able to pay dividends or make cash distributions to us in order to allow us to meet our obligations.

The terms of Merisant’s senior credit ability prohibit our subsidiaries from paying dividends or otherwise distributing funds to us, with limited exceptions for dividends to permit the payment of certain of our ongoing expenses.  In addition, the indenture governing Merisant’s senior subordinated notes restricts the ability of our subsidiaries to pay dividends or otherwise distribute funds to us if we do not meet certain financial requirements or if a default or event of default has occurred and is continuing under the indenture.  Furthermore, our subsidiaries will be permitted under the terms of the senior credit facility and other indebtedness to incur additional indebtedness that may severally restrict or prohibit the making of distributions, the payment of dividends or the making of loans by such subsidiaries to us.  In order to comply with the terms of the Discount Notes to pay cash interest after May 15, 2009, we will be required to seek the consent of the lenders under Merisant’s senior credit facility and the creditors under the other debt instruments that limit the payment of dividends to us or refinance that debt.  We cannot assure you that we will be able to do so or that any refinancing indebtedness will be on terms as favorable as the existing debt.

Our substantial indebtedness could adversely affect our financial condition.

We have a significant amount of indebtedness.  As of September 30, 2005, our total debt was $534.1 million, excluding unused revolving loan commitments under Merisant’s senior credit facility and its capital lease obligation of $0.2 million, $158.6 million of which is currently scheduled to become due in January 2010.  Our substantial indebtedness could:

•                                          require us to dedicate a substantial portion of our cash flow from operations to payments in respect of our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures, potential acquisition opportunities, a level of marketing necessary to maintain our current level of sales and other general corporate purposes;

•                                          increase the amount of interest expense that we have to pay, because some of our borrowings are at variable rates of interest, which will result in higher interest expense if interest rates increase, and, if and when we are required to refinance any of our indebtedness, an increase in interest rates would also result in higher interest expense;

•                                          increase our vulnerability to adverse general economic or industry conditions;

•                                          require refinancing, which we may not be able to do on reasonable terms;

•                                          limit our flexibility in planning for, or reacting to, competition and/or changes in our business or the industry in which we operate;

•                                          limit our ability to borrow additional funds;

•                                          restrict us from making strategic acquisitions or necessary divestitures, introducing new brands and/or products or exploiting business opportunities; and

•                                          place us at a competitive disadvantage compared to our competitors that have less debt and/or more financial resources.

Our business may be adversely affected by our dependence upon our suppliers.

We rely on a limited number of suppliers for our raw materials.  Currently, we are committed to a minimum purchase requirement at a fixed price for aspartame, our primary raw ingredient, from The NutraSweet Company, which we refer to as NutraSweet, pursuant to an aspartame supply agreement that expires on December 31, 2005.  Contractual restrictions prevent use of this aspartame in some foreign countries, and therefore it is used primarily in the United States and in other markets sourced from our United States manufacturing facility.  The remaining minimum purchase requirement significantly exceeds our projected usage for these markets in 2005.  Nevertheless, we also purchase aspartame from other suppliers for use in our European markets and in other markets sourced from our European manufacturing facilities.  If for any reason, NutraSweet is unable to fulfill its obligations under the aspartame supply agreement, we may be unable to meet our aspartame supply needs on terms as favorable as those we have negotiated with NutraSweet.  Additionally, there are a limited number of aspartame manufacturers who have the capacity to supply our global needs and meet our quality specifications.  We estimate that the current aspartame market totals approximately 16,200 metric tons per year (with a capacity of 16,500 to 17,000 metric tons per year).  Failure to acquire in a timely fashion a sufficient quantity of aspartame meeting our specifications would negatively impact our production schedule and could lead to shortages in stock, both of which would have a negative impact on our earnings and cash flows and impair our ability to operate our business.  An increase in the price of aspartame would negatively impact our earnings and cash flows.

Inability to protect our trademarks and other proprietary rights could damage our competitive position.

Any infringement or misappropriation of our intellectual property could damage its value and limit our ability to compete.  We rely on copyrights, trademarks, trade secrets, confidentiality provisions and licensing arrangements to establish and protect our intellectual property.  We own no patents relating to aspartame or otherwise.  We may have to engage in litigation to protect our rights to our intellectual property, which could result in significant litigation costs and require significant amounts of management’s time.

In a limited number of cases, we license our Equal® trademark to certain third parties for use in marketing certain of their products.  We have invested substantially in the promotion and development of our trademarked brands and establishing their reputation as high-quality products.  Actions taken by these parties may damage our reputation and our trademarks’ value, which could lead to reduced sales of our products.

We and our affiliates have worldwide, royalty-free, exclusive licenses to the NutraSweet® mark in the tabletop sweetener category for products which contain aspartame sourced from NutraSweet.  The licenses are in effect during the term of our aspartame supply agreement with NutraSweet and thereafter, subject to certain minimum purchase obligations.  NutraSweet has the option to terminate the licenses upon six months’ notice if we do not purchase at least 200 metric tons of aspartame from it in the calendar year then expired.  Upon termination of our rights to the NutraSweet® mark, there is no guarantee that a third party, including NutraSweet, will not introduce a tabletop sweetener product under the NutraSweet® brand which competes with our products.

We believe that the formulas and blends for our products are trade secrets.  We rely on security procedures and confidentiality agreements to protect this proprietary information; however, such agreements and security procedures may be insufficient to keep others from acquiring this information.  Any such dissemination or misappropriation of this information could deprive us of the value of our proprietary information.

Health-related allegations could damage consumer confidence in our products.

Periodically, claims are made regarding the safety of aspartame consumption.  Past claims include allegations that aspartame leads to neurological illnesses and other health problems.  Current claims include the Ramazzini study discussed above.  Although we believe that we have been successful in presenting scientific evidence to dispute past claims and restore consumer confidence in our products that contain aspartame, there can be no assurance that we will be similarly successful in refuting the Ramazzini study or other health-related allegations that may be made in the future.  We continue to believe that aspartame and our products that contain aspartame are safe for human consumption.  However, if consumers lose confidence in the safety of our products, our sales and margins would be negatively impacted.

Product liability claims or product recalls could adversely affect our business reputation.

The sale of food products for human consumption involves the risk of injury to consumers.  Such hazards could result from:

•                  tampering by unauthorized third parties;

•                  product contamination;

•                  the presence of foreign objects, substances, chemicals and other agents; or

•                  residues introduced during the manufacturing, packaging, storage, handling or transportation phases.

Some of the products we sell are produced for us by third parties and such third parties may not have adequate quality control standards to ensure that such products are not adulterated, misbranded, contaminated or otherwise defective.  In addition, we license our brands for use on products produced and marketed by third parties, for which we receive royalties.  We, as well as the manufacturers of aspartame, may be subject to claims made by consumers as a result of products manufactured by these third parties, which are marketed under our brand names.

Consumption of adulterated products may cause serious health-related illnesses and we may be subject to claims or lawsuits relating to such matters.  Even an inadvertent shipment of adulterated products is a violation of law and may lead to an increased risk of exposure to product liability claims, product recalls and increased scrutiny by federal and state regulatory agencies.  Such claims or liabilities may not be covered by our insurance or by any rights of indemnity or contribution, which we may have against third parties.  In addition, even if a product liability claim is not successful or is not fully pursued, the negative publicity surrounding any assertion that our products caused illness or injury could have a material adverse effect on our reputation with existing and potential consumers and on our brand image, all of which could negatively impact our earnings and cash flows.

Additionally, our former facility in Fairfield, Australia manufactured certain pharmaceutical products for third parties.  Our current insurance coverage excludes liabilities resulting from pharmaceutical manufacturing.  A claim related to a pharmaceutical product which we produced could have a significant negative impact on our earnings and cash flows.  We are currently defending one such claim in the District Court of Western Australia, as discussed further in Note 7 to our unaudited consolidated financial statements found elsewhere in this document.

Our international operations involve the use of foreign currencies, which subjects us to exchange rate fluctuations and other currency risks.

The revenues and expenses of our international operations generally are denominated in local currencies, which subject us to exchange rate fluctuations between such local currencies and the U.S. dollar.  These exchange rate fluctuations subject us to currency translation risk with respect to the reported results of our international operations, as well as to other risks sometimes associated with international operations.  In the future, we could experience fluctuations in financial results from our operations outside of the United States, and there can be no assurance we will be able, contractually or otherwise, to reduce the currency risks associated with our international operations.

If we do not manage costs in the highly competitive tabletop sweetener industry, our profitability could decrease.

Our success depends in part on our ability to manage costs and be efficient in the highly competitive tabletop sweetener industry.  If we do not continue to manage costs and achieve additional efficiencies, our profitability could decrease.  In addition, following our cost reduction activities, we will have fewer internal resources with which to effectively compete against companies with greater resources than ours.

If we fail to comply with the many laws applicable to our business, we may incur significant fines and penalties.

Our facilities and products are subject to laws and regulations administered by the Federal Food and Drug Administration, and other federal, state, local, and foreign governmental agencies relating to the processing, packaging, storage, distribution, advertising, labeling, quality and safety of food products.  Our failure to comply with applicable laws and regulations could subject us to administrative penalties and injunctive relief, civil remedies, including fines, injunctions and recalls of our products.  Our operations are also subject to regulations administered by the Environmental Protection Agency and other state, local and foreign governmental agencies.  Failure to comply with these regulations can have serious consequences, including civil and administrative penalties and negative publicity.

In addition to the possible fines and penalties discussed above, changes in laws and regulations in domestic and foreign jurisdictions, including changes in food and drug laws, accounting standards, taxation requirements (including tax rate changes, new tax laws and revised tax law interpretations) and environmental laws could have a significant adverse effect on our results of operations.

There is no assurance that our senior management team or other key employees will remain with us.

We believe that our ability to successfully implement our business strategy and to operate profitably depends on the continued employment of our senior management team and other key employees.  If members of the management team or other key employees become unable or unwilling to continue in their present positions, the operation of our business would be disrupted and we may not be able to replace their skills and leadership in a timely manner to continue our operations as currently anticipated.

We rely on a major distributor in our largest market.

We have an agreement with Heinz to purchase and distribute our products to grocery and food service customers in the United States.  In 2004, purchases by Heinz represented 21% of our consolidated net sales.  Currently, we are dependent on Heinz to sell our products to grocery stores, certain food wholesalers and food service distributors and operators.  We do not have a significant sales force or sales organization to support the sale of products in the United States.  If Heinz becomes unwilling or unable to continue to fulfill its obligations under our agreement with them, or is not in the financial position to purchase or market our products, we may be required to find alternative means to sell our products and our financial performance may be adversely and materially affected.  The terms of our agreement with Heinz provide that either party may terminate the agreement upon 180 days prior written notice.  Each year we re-negotiate the terms of our agreement with Heinz.  If we are unsuccessful in negotiating or implementing a distribution arrangement that is favorable to us, our earnings may be negatively impacted.

The loss of agency arrangements in France could increase our selling expenses.

Our sales force in France provides merchandising and account management services to other unaffiliated companies pursuant to agency agreements.  By providing these services, we are able to reduce our own selling expenses.  The current agreements will expire at the end of 2005 and will not be renewed.  We have secured agreements with two new parties to provide similar services, albeit at a lower price than the expiring agreements.  We are continuing to evaluate other means to mitigate this financial impact; however, if we are not successful, our selling expenses in France could increase.

Our business may be adversely affected by conditions in the countries where we operate.

We operate in many countries throughout the world.  Economic and political changes in the countries where we market and produce our products, such as inflation rates, recession, foreign ownership restrictions, restrictions on transfer of funds into or out of a country and similar factors may adversely affect our results of operations.

Our taxes may increase.

In 2000, our Swiss subsidiary purchased all of our foreign intangibles, including trademarks, from us in exchange for a promissory note in the amount of $168.0 million.  The repayment of the principal of this note is not subject to tax in the United States.  However, once the note is repaid in full, which may occur as soon as the fourth quarter of 2005, any cash repatriation from this subsidiary could result in a higher United States federal tax liability.  As of September 30, 2005, we had estimated net operating loss, or NOL, carryforwards for United States federal income tax purposes of approximately $97 million which are available to offset future United States federal taxable income, if any, through 2021, subject to any limitations under Section 382 of the Internal Revenue Code of 1986 which might apply.  We have not recorded any deferred tax benefits related to these NOLs in our consolidated financial statements.   As a result, it is difficult to predict the impact on our effective tax rate of the combination of increased taxable income from repatriation of foreign earnings to the United States and the recognition in our financial statement of the benefit of our NOL carryforwards.

Quantitative and Qualitative Disclosures About Market Risk

Foreign Operations

With approximately 64% of our consolidated total net sales generated by our subsidiaries outside of the United States in the nine months ended September 30, 2005, our ability to obtain funds necessary to meet our obligations is subject to applicable laws, foreign taxes and intercompany pricing laws, including those relating to the flow of funds between our foreign affiliates pursuant to, for example, purchase agreements, licensing agreements or other arrangements.  Currently, we receive a vast majority of funds from our foreign affiliates through our Swiss subsidiary in the form of payments pursuant to a promissory note.  Once the note is repaid in full, which may occur as early as the fourth quarter of 2005, we will receive funds from this subsidiary, as well as other foreign affiliates, in the form of a dividend or other type of payment.  Such payments will be subject to any applicable laws or restrictions.  Regulators in the United States and other foreign countries where we operate may closely monitor our corporate structure and how we effect intercompany fund transfers.

Net sales outside of the United States aggregated 59% and 64% of our total net sales for the nine months ended September 30, 2004 and September 30, 2005, respectively.  In addition, as of September 30, 2005, foreign affiliates comprised approximately 46% of our consolidated total assets.  Accordingly, we have experienced and continue to be exposed to foreign exchange risk.

Foreign Currency and Interest Rate Risks

Inherent in our operations are certain risks related to changes in foreign currency exchange rates and interest rates.  We bear foreign exchange risk because a majority of our financing was obtained in U.S. dollars although a significant portion of our revenues are earned in the various currencies of our foreign subsidiaries’ operations.  Under Merisant’s senior credit facility, a portion of our financing is obtained in euro.  This euro-denominated loan decreases our transactional exposure to euro exchange fluctuations until the euro principal and interest are repaid.  Any decrease in sales and earnings from euro denominated countries that results from the euro weakening against the U.S. dollar is currently more than offset by the decrease in our euro denominated debt obligations (i.e., foreign currency transaction gain) and interest expense that also results from such a decrease in exchange rate.  Likewise, any increase in sales and earnings from the euro denominated countries that results from a strengthening euro against the U.S. dollar partially offsets the increase in our euro denominated debt obligations (i.e., foreign currency transaction loss) and interest expense that results from such an exchange rate increase.

A majority of our debt bears interest at a fixed rate.  Interest rate exposure results from our floating rate borrowings.  The interest rate risk on nearly all of our outstanding debt with variable interest rates has been managed by entering into swap and collar agreements.  As a result, interest rate changes have not had a significant effect on our earnings or cash flows or the fair value of our interest rate derivatives.  A 1.0% per annum increase in interest rates would not impact cash interest expense significantly, but would result in a fair value mark to market on our interest rate derivatives of a favorable $2.1 million.  A 1.0% per annum decline in interest rates would not impact cash interest expense significantly, but would result in a fair value mark to market on our interest rate derivatives of an unfavorable $2.1 million.  Any fair value mark to market of our interest rate derivatives would impact our balance sheet and statements of operations.

In the normal course of business, we identify risks relating to foreign currency exchange rates and interest rates and mitigate their financial impact through our corporate policies and hedging activities.  Our hedging activities include the use of derivative financial instruments.  We use derivatives only where there is an underlying exposure and do not use them for trading or speculative purposes.  The counter parties to the hedging activities are highly rated financial institutions.

As of September 30, 2005, the portion of accumulated other comprehensive loss related to derivatives is $0.1 million, which is expected to be recorded in the income statement over the next three months.

The table below provides information about our current derivative financial instruments and other financial instruments that are sensitive to changes in interest rates, including interest rate swaps and debt obligations.  For debt obligations, the table presents principal cash flows related to the senior credit facility, with the euro-denominated debt converted at an estimated future rate of 1.3 U.S. dollars per euro.  For interest rate swaps and collars, the table presents notional amounts.  Notional amounts are used to calculate the contractual payments to be exchanged under the contract.  The fair values of interest rate swaps and collars are based on third party valuations.  Obligations under our derivative instruments are secured by substantially all of our and certain of our subsidiaries’ assets.  We periodically review our derivative instruments in relation to anticipated debt payments and may enter into new derivative instruments or terminate existing instruments accordingly.

	Total Debt	$155M Swap	$80M Collars	Total Hedged
	(in millions, except percentages)
Swap Rate %		5.63%
Collar Cap % ($80M)			8.50%
Collar Floor % ($40M)			6.09%
Collar Floor % ($40M)			6.00%
2004	$214.9	$112.6	$80.0	$192.6
2005	204.7	62.8	80.0	142.8
2006	193.9	11.9		11.9
2007	181.0	—	—	—
Fair Value (pre-tax) at September 30, 2005		(0.8)	(0.6)	(1.4)

Based on our current portfolio of interest rate swaps and collars, we do not believe we have material interest rate risk.

Inflation Risk

Inflation is not expected to have a material impact on our business, financial condition or results of operations.  In markets outside the United States in countries with higher inflation, we generally have been able to offset the impact of inflation through a combination of cost-cutting measures and price increases.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

The information required hereunder is set forth starting on page 33 of this Report under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Quantitative and Qualitative Disclosure About Market Risk.”

Item 4.  Controls and Procedures

(a)                    As of the end of the period covered by this report, our management, including our Chief Executive Officer and the Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 15d-15(e)).  Based upon that evaluation and because of the material weaknesses described below, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2005, our disclosure controls and procedures as of the end of the period covered by this report were not necessarily effective to provide reasonable assurance that the information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b)                   There have been some improvements, as described more fully below, in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  During the period covered by this report, we have taken steps to improve our internal control structure and procedures for financial reporting, including those contemplated by Section 404 of the Sarbanes-Oxley Act and the rules and regulations of the SEC promulgated thereunder, with which we are required to be in compliance by December 31, 2007.  We continue to take further steps with regard to these matters.

In a letter to us dated September 24, 2004 related to our former auditor’s audit of our financial statements for the year ended December 31, 2003 and through discussions with management and the audit committee of our board of directors on April 14, 2005 related to the former auditor’s audit of the our financial statements for the year ended December 31, 2004, the former auditor identified certain matters involving our system of internal control and its operation that the auditor considered to be material weaknesses as defined in the Public Company Accounting Oversight Board’s, or PCAOB’s, Auditing Standard No. 2, An Audit of Internal Control Over Financial Reporting Performed in Conjunction with an Audit of Financial Statements (the PCAOB’s final standard will apply to our audit for the year ended December 31, 2007).  Our former auditor noted the following matters:

•                  We did not have proper documentation related to the effectiveness calculation of a derivative instrument causing the instrument to not qualify for hedge accounting in accordance with Statement of Financial Accounting Standard 133 Accounting for Derivative Instruments and Hedging Activities (“FAS 133”).  As a result, we made a material adjustment to the financial statements that was not initially identified by our internal control over financial reporting.

•                  We did not perform a comprehensive reconciliation, analysis and review of income taxes, inventory, fixed assets and trade promotions accounts in a timely manner.  As a result, we made material adjustments to the financial statements that were not initially identified by our internal control over financial reporting.

In addition to the above referenced matters, our current auditors have identified a weakness surrounding the timeliness for resolving customer deductions from amounts invoiced to them and recording the related impacts.

We have reviewed the matters identified by our former and current auditor and initiated an effort to address the issues, some of which we now believe to be resolved.  This process is ongoing, and during the period covered by this report, we continued to make material changes in the following areas:

•                  In accordance with FAS 133, changes in the fair value of our interest rate derivative instruments are consistently marked to market on a monthly basis, impacting our balance sheet and statement of operations.

•                  We have continued to ensure that key accounts are reconciled and reviewed on a monthly basis and obsolete inventory is identified and properly reflected in the financial statements.  In the third quarter, we conducted a physical inventory at our largest inventory location, which represents approximately 50% of our consolidated inventory value, resulting in a dollar variance of approximately 1% of total inventory.  The inventory was observed by our internal and external auditors who validated that the inventory taking and reconciliation procedures surrounding this physical inventory were well controlled.

•                  We continue to use an outside adviser to assist with our taxes on a regular basis as well as to assist with training our finance personnel on tax accounting matters.

•                  We implemented an improved, consistent, detailed methodology for estimating and accruing trade marketing expenses and managing and properly reserving for open customer deductions.

We believe that the changes we have implemented are sufficient to remediate the material weaknesses described; however, while we have designed and implemented additional controls over inventories, we have not had the opportunity to test these controls to ensure that they are adequate and effective.  In addition to the on-going efforts described above, we have made significant progress in documenting, testing and remediating our system of internal controls in preparation for compliance with the requirements of Section 404 of the Sarbanes-Oxley Act and the rules and regulations of the SEC promulgated thereunder, with which we must be in compliance by December 31, 2007.  We have hired an internal audit department, continue to evaluate the effectiveness of our internal controls and procedures on an ongoing basis and will implement actions to enhance our resources and training in the area of financial reporting and disclosure responsibilities in light of this deadline.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

From time to time, we are involved in litigation concerning our business operations.

On May 6, 2004, Merisant Manufacturing Australia Pty. Ltd. was served with a complaint in the District Court of Western Australia by an individual alleging that she suffered adverse symptoms after consuming Travacalm brand of motion sickness prevention drug manufactured in 2001 for a pharmaceutical client under a contract manufacturing agreement.  Although we sold our entire interest in Merisant Manufacturing Australia Pty. Ltd. in July 2004, pursuant to the sale agreement, we have retained liability for this action.  We have filed an answer denying the plaintiff’s allegations.

In October 2004, we requested the National Advertising Division of the Council of Better Business Bureaus, referred to as the NAD, to review advertising by McNeil Nutritionals, LLC, or McNeil, for its Splenda® brand tabletop sweetener.  We believed such advertising to be false and misleading.  McNeil refused to participate in such industry self-regulating forum and filed a complaint in the United States District Court for the District of Puerto Rico requesting the court to declare its advertising truthful and not misleading.  Because of the filing by McNeil in Puerto Rico, the NAD elected not to review the matter.  On November 26, 2004, we filed a complaint against McNeil in the United States District Court for the Eastern District of Pennsylvania alleging the same issues as were addressed to the NAD.  On January 13, 2005, McNeil voluntarily dismissed its action in Puerto Rico.  On March 23, 2005, McNeil filed a motion to amend its answer to our complaint in the Pennsylvania action.  McNeil sought to amend its answer to add a counterclaim against us alleging that our Equal® Sugar Lite™ packaging and advertising are misleading in that, according to McNeil, on a volumetric basis, Equal® Sugar Lite™ does not deliver half the calories of a cup of sugar.  On April 18, 2005, the court granted McNeil’s motion to amend.  Our own investigation has confirmed that when measured by weight, in accordance with the formulation for Equal® Sugar Lite™, measurements for Equal® Sugar Lite™ are correct under the FDA compliance standards, which is generally a measurement by weight.  We further determined that certain measurements may be volumetrically inaccurate.  The manufacturing and packaging process for Equal® Sugar Lite™ has been adjusted to ensure volumetric accuracy, while remaining accurate in accordance with FDA compliance standards based on weight.  For the year ended December 31, 2004, gross profit was reduced by $3,208 to increase the allowances against accounts receivable and establish inventory reserves associated with this issue.  For the nine month period ended September 30, 2005, an adjustment to reduce the reserve by $188 has been recorded due to lower returns than originally anticipated.

Management believes that the litigation in which we are currently involved is not reasonably likely to be material to our financial condition or the results of our operations.

Item 5.  Other Information

Forward-Looking Statements

Certain information included or incorporated in this Report may be deemed to be “forward-looking statements” within the meaning of Section 21E of the Exchange Act.  All statements, other than statements of historical facts, included or incorporated in this Report, are forward-looking statements.  In particular, statements that we make under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” relating to our overall volume trends, pricing trends and industry forces, anticipated results, our expectation for funding capital expenditures and operations and increased market share and the sufficiency of capital to meet working capital, capital expenditures requirements and our strategies are forward-looking statements.  When used in this document, the words “anticipate,” “estimate,” “project” and similar expressions are intended to identify forward-looking statements.

These statements are based on assumptions and assessments made by our management in light of their experience and their perception of historical trends, current conditions, expected future developments and other factors they believe to be appropriate.  Any forward-looking statements are not guarantees of our future performance and are subject to risks and uncertainties that could cause actual results, developments and business decisions to differ materially from those contemplated by such forward-looking statements.  We disclaim any duty to update any forward-looking statements.  Some of the factors that may cause actual results, developments and business decisions to differ materially from those contemplated by such forward-looking statements include the following:  changes in consumer preferences and nutritional and health-related concerns; increased competition; changes in the terms on which we may obtain aspartame; damaged consumer confidence in our products as a result of health-related allegations; product liability claims; fluctuations in exchange rates and other currency risks; disruptions in our business as a result of strikes or work stoppages; changes in our relationship with our largest distributor; and changes in economic and political conditions in the countries in which we market and produce our products.

Item 6.  Exhibits

Exhibit No.	Description

10.1*	2005 Merisant Worldwide, Inc. Share Appreciation Rights Plan.

10.2*	Advisory Agreement, dated as of September 19, 2005, between Pegasus Capital Advisors, L.P. and Merisant Company.

31.1	Certificate of Paul Block pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.

31.2	Certificate of Anthony J. Nocchiero pursuant to Rule 13a-14 under the Securities Exchange Act of 1934.

32.1	Certificate of Paul Block pursuant to 18 U.S.C. Section 1350.

32.2	Certificate of Anthony J. Nocchiero pursuant to 18 U.S.C. Section 1350.

*  Incorporated by reference to the identically numbered exhibit to Merisant Worldwide, Inc.’s Current Report on Form 8-K filed on September 23, 2005.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MERISANT WORLDWIDE, INC.

Date: November 14, 2005	By:	/s/ Anthony J. Nocchiero
Anthony J. Nocchiero
Chief Financial Officer
(on behalf of the Company and in capacity of principal financial officer)