Form 10-Q
period 2006-03-31
Merisant Worldwide, Inc.
filed 2006-05-12
CIK 1283664

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

As of May 12, 2006, the registrant had 9,089,380 shares of common stock, par value $0.01 per share, outstanding.

MERISANT WORLDWIDE, INC.

INDEX TO REPORT

FOR THE QUARTER ENDED MARCH 31, 2006

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements of Merisant Worldwide, Inc.

Unaudited Consolidated Balance Sheets at December 31, 2005 and March 31, 2006

Unaudited Consolidated Statements of Operations and Comprehensive Loss for the Three Months Ended March 31, 2005 and 2006

Unaudited Consolidated Statements of Stockholders’ Deficit for the Three Months Ended March 31, 2006

Unaudited Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2005 and March 31, 2006

Notes to Unaudited Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Item 4.	Controls and Procedures

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

Item 1A	Risk Factors

Item 6.	Exhibits

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements of Merisant Worldwide, Inc.

MERISANT WORLDWIDE, INC.
Unaudited Consolidated Balance Sheets
(Dollars In Thousands, Except Per Share Amounts)

	At December 31, 2005	At March 31, 2006

ASSETS
Cash and cash equivalents	$18,073	$25,939
Trade accounts receivable, net of allowances of $3,616 and $316, respectively	66,323	63,211
Other receivables	10,793	10,417
Inventories	29,201	25,774
Prepaid expenses and other assets	2,796	2,798
Current portion of note receivable from director	970	970
Deferred income taxes	474	807
Total current assets	128,630	129,916
Property and equipment, net	29,681	27,858
Trademarks, less accumulated amortization of $128,587 and $134,140, respectively	213,432	207,879
Goodwill	107,209	107,209
Deferred financing costs, less accumulated amortization of $6,227 and $7,280, respectively	16,172	17,020
Non-current portion of note receivable from director	3,430	2,485
Investment in equity affiliate	362	369
Other non-current assets	1,309	1,352
Total assets	$500,225	$494,088

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Accounts payable	$16,237	$15,301
Income taxes payable	1,933	1,615
Accrued interest expense	12,855	6,867
Accrued trade and consumer promotions	18,648	17,816
Accrued expenses and other liabilities	19,041	19,534
Current maturities of long-term obligations	25,750	37,461
Total current liabilities	94,464	98,594
Long-term obligations	512,877	513,385
Deferred income tax liabilities	14,317	15,028
Other liabilities	14,257	12,681
Total liabilities	635,915	639,688

Commitments and contingencies (Note 7)
Stockholders’ Deficit:
Common stock, $0.01 par value, 10,000,000 shares authorized, 9,169,552 issued and 9,089,380 outstanding	91	91
Due for purchase of common stock	(767)	(767)
Retained deficit	(126,262)	(136,370)
Accumulated other comprehensive loss	(7,031)	(6,833)
	(133,969)	(143,879)
Less cost of treasury stock (80,172 shares)	(1,721)	(1,721)
Total stockholders’ deficit	(135,690)	(145,600)
Total liabilities and stockholders’ deficit	$500,225	$494,088

The accompanying notes are an integral part of these unaudited consolidated financial statements.

MERISANT WORLDWIDE, INC.
Unaudited Consolidated Statements of Operations and
Comprehensive Loss
(Dollars In Thousands)

	Three Months Ended March 31,
	2005	2006
Net sales	$75,905	$69,667
Cost of sales	31,415	29,015
Gross profit	44,490	40,652

Operating expenses:
Marketing and selling expenses	21,219	16,908
Administration expenses	11,429	11,759
Amortization of intangible assets	5,556	5,554
Transaction fees	(60)	—
Restructuring expenses	1,348	2,291
Total operating expenses	39,492	36,512
Income from operations	4,998	4,140

Other expense (income):
Interest income	(141)	(148)
Interest expense	14,101	13,934
Other expense (income), net	(4,323)	209
Total other expense	9,637	13,995
Loss before income taxes	(4,639)	(9,855)
Provision for income taxes	2,203	253
Net loss	$(6,842)	$(10,108)

Net loss from above	$(6,842)	$(10,108)
Other comprehensive income (loss)	(2,881)	198
Total comprehensive loss	$(9,723)	$(9,910)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

MERISANT WORLDWIDE, INC.
Unaudited Consolidated Statements of Stockholders’ Deficit
(Dollars In Thousands)

	Common Stock	Due for Purchase of Common Stock	Retained Deficit	Accumulated Other Comprehensive Loss	Treasury Stock, at Cost	Total

Balance at December 31, 2005	$91	$(767)	$(126,262)	$(7,031)	$(1,721)	$(135,690)
Foreign currency translation adjustment	—	—	—	198	—	198
Net loss	—	—	(10,108)	—	—	(10,108)
Balance at March 31, 2006	$91	$(767)	$(136,370)	$(6,833)	$(1,721)	$(145,600)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

MERISANT WORLDWIDE, INC.
Unaudited Consolidated Statements of Cash Flows
(Dollars In Thousands)

	Three Months Ended March 31,
	2005	2006
Operating Activities
Net loss	$(6,842)	$(10,108)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	2,557	2,178
Loss on sale or disposal of fixed assets	14	50
Amortization of intangible assets	5,556	5,554
Amortization of deferred financing costs	671	740
Interest accretion on senior subordinated discount notes	2,738	2,939
Euro-denominated loan foreign exchange (gain) loss	(2,439)	583
Unrealized gain on derivative instruments	(2,437)	—
Realized gain on derivative instruments	—	(694)
Equity in income of affiliate	(52)	(7)
Deferred income tax provision	690	375
Changes in operating assets and liabilities:
Trade accounts receivable	7,115	3,232
Other receivables	658	1,314
Inventories	(14,321)	3,418
Prepaid expenses and other assets	(450)	(53)
Accounts payable	(3,044)	(952)
Accrued expenses and other	(7,005)	(7,186)
Net cash provided by (used in) operating activities	(16,591)	1,383

Investing Activities
Proceeds from sale of property and equipment	55	—
Purchases of property and equipment	(564)	(473)
Net cash used in investing activities	(509)	(473)

Financing Activities
Borrowings under revolving credit facility	23,000	11,000
Principal payments on long-term obligations, excluding revolving credit facility	(2,551)	(2,302)
Payment of deferred financing costs	(1,058)	(1,588)
Net cash provided by financing activities	19,391	7,110
Effect of exchange rate on cash and cash equivalents	(142)	(155)
Net increase in cash and cash equivalents	2,149	7,865

Cash and cash equivalents at beginning of period	9,103	18,074
Cash and cash equivalents at end of period	$11,252	$25,939

The accompanying notes are an integral part of these unaudited consolidated financial statements.

MERISANT WORLDWIDE, INC.
Notes to Unaudited Consolidated Financial Statements
(Dollars In Thousands)

1.                        Principles of Consolidation

The consolidated financial statements and notes do not contain certain information included in the annual consolidated financial statements and notes of Merisant Worldwide, Inc. (the “Company” or “Merisant Worldwide”) and subsidiaries. The consolidated balance sheet at December 31, 2005 was derived from the Company’s audited consolidated financial statements, but does not include all disclosures required by generally accepted accounting principles in the United States of America. The remaining consolidated financial statements are unaudited. In the opinion of management, all normal, recurring adjustments necessary for a fair presentation of such unaudited financial statements have been included therein. For interim reporting purposes, certain marketing and advertising expenses are charged to results of operations as a percentage of sales. Interim results may not be indicative of results for a full year. These unaudited consolidated financial statements and notes should be read in conjunction with the Company’s annual consolidated financial statements.

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

The Company adopted FASB No. 123(R), “Share-Based Payment—An Amendment of FASB Statement No. 123 and 95” on January 1, 2006, which requires a fair value approach to expensing the cost of stock-based payments to employees. Adoption of this pronouncement had no impact on the Company’s consolidated financial statements.

2.                        Segment Information

The Company manufactures and markets primarily low calorie tabletop sweeteners globally. Therefore, the Company’s reportable segments are organized and managed principally by geographic region:  North America; Europe/Africa/Middle East, referred to as EAME; Latin America; and Asia/Pacific. The Company’s management reviews Operating EBITDA to evaluate segment performance and allocate resources. Operating EBITDA consists of segment earnings before interest expense, income tax expense, depreciation and amortization as well as items such as expenses related to start up costs, restructuring charges, certain significant charges related to new product development and launch costs, costs related to the transition to a new exclusive distributor in the United States and certain other non-cash or excludable charges or losses. Other expense (income), net, as reported in the unaudited consolidated financial statements, is included in Operating EBITDA of the respective reportable segments, except for the portion of other expense (income), net that relates to the foreign currency transaction gains or losses associated with the Company’s euro-denominated debt (see Note 5) and unrealized gains or losses on derivative instruments. Corporate expenses include corporate staff and related amounts. Corporate expenses, interest and other expenses and the provision for income taxes are centrally managed and, accordingly, such items are not presented by segment since they are excluded from the measure of segment performance reviewed by management. The Company launched a new product line in North America in the first quarter of 2006 which management will be evaluating and managing separately from its other North American operations. As such, this item will also be excluded from the measure of segment performance reviewed by management. The Company’s assets, which are principally in the United States and Europe, are also managed geographically. A summary of the Company’s results of operations by reportable segment for the three months ended March 31, 2005 and 2006 is as follows:

MERISANT WORLDWIDE, INC.
Notes to Unaudited Consolidated Financial Statements (Continued)
(Dollars In Thousands)

For the Three Months Ended March 31, 2005

	North America	EAME	Latin America	Asia/ Pacific	Consolidated

Total net sales for reportable segments	$28,209	$34,338	$8,446	$4,912	$75,905

Operating EBITDA	$9,585	$7,119	$2,403	$1,107	$20,214
Less (plus):
Corporate expenses					6,122
Restructuring expense					1,348
Depreciation expense					2,557
Loss on sale or disposal of fixed assets					14
Amortization expense					5,556
Currency gain on euro debt					(2,439)
Unrealized gain on derivative instruments					(2,437)
Provision for doubtful accounts excluded from Operating EBITDA					141
Other non-cash expense					31
Other income, net					4,323
Income from operations					4,998
Interest expense, net					13,960
Other income, net					(4,323)
Loss before income taxes					$(4,639)

For the Three Months Ended March 31, 2006

	North America	EAME	Latin America	Asia/ Pacific	Consolidated

Total net sales for reportable segments	$29,892	$28,797	$6,415	$4,545	$69,649
Plus: Net sales related to new product launch					18
Total consolidated net sales					$69,667

Operating EBITDA	$10,585	$9,365	$1,124	$1,526	$22,600
Less (plus):
Corporate expenses					7,451
Restructuring expense					2,291
Depreciation expense					2,178
Loss on sale or disposal of fixed assets					26
Amortization expense					5,554
Currency loss on euro debt					583
Realized gain on derivative instruments					(694)
Loss on liquidation or sale of subsidiary					144
Loss related to new product launch					540
Transition costs for new exclusive distributor in the United States					592
Other non-cash expense					4
Other expense, net					(209)
Income from operations					4,140
Interest expense, net					13,786
Other income, net					209
Loss before income taxes					$(9,855)

MERISANT WORLDWIDE, INC.
Notes to Unaudited Consolidated Financial Statements (Continued)
(Dollars In Thousands)

3.                        Restructuring Expenses

During the three months ended March 31, 2006, the Company continued to evaluate opportunities to increase efficiency and reduce costs. This review resulted in the continuation of workforce reductions and planned changes in the Company’s global business model. These actions are designed to improve both financial results and the long-term value of the business. Restructuring expenses for workforce reductions of $1,348 and $2,291 were recorded for the three months ended March 31, 2005 and 2006, respectively. The 2006 charges principally relate to planned termination costs for employees, including charges related to 47 additional personnel that were notified of their termination during the three months ended March 31, 2006 and to continuing provisions for previously notified employees being recorded over their stay periods. Severance payments and benefits are scheduled to be made over the next eight months.

Reconciliation of the restructuring liability as of March 31, 2006 is as follows:

Restructuring liability at December 31, 2005	$2,677
Restructuring expenses for the three months ended March 31, 2006	2,291
Cash payments for the three months ended March 31, 2006	(1,490)
Restructuring liability at March 31, 2006	$3,478

The restructuring liability at December 31, 2005 and March 31, 2006 is included in the line item “Accrued expenses and other liabilities” in the accompanying consolidated balance sheets and includes $1,529 due to a director of the Company as of March 31, 2006.

The following table represents restructuring expenses included in each segment and corporate expenses for the three months ended March 31, 2005 and 2006:

	March 31, 2005	March 31, 2006
North America	$—	$64
EAME	1,057	1,233
Latin America	77	588
Asia Pacific	—	452
Corporate expenses	214	(46)
Total	$1,348	$2,291

4.                        Inventories

Inventories consisted of the following at December 31, 2005 and March 31, 2006:

	December 31, 2005	March 31, 2006
Raw materials and supplies	$15,594	$13,360
Work in process	1,822	1,591
Finished goods	16,221	14,909
Inventory obsolescence reserves	(4,436)	(4,086)
Total	$29,201	$25,774

MERISANT WORLDWIDE, INC.
Notes to Unaudited Consolidated Financial Statements (Continued)
(Dollars In Thousands)

5.                        Debt

The Company is highly leveraged. At March 31, 2006, the Company and its subsidiaries, including Merisant Company (“Merisant”), had $550,536 of long-term debt outstanding, consisting of $100,388 aggregate principal amount of the Company’s 12 ¼% senior subordinated discount notes due 2014 (the “Discount Notes”), $225,000 aggregate principal amount of Merisant’s 9 ½% senior subordinated notes due 2013 (the “Notes”) and $225,148 aggregate principal amount outstanding under Merisant’s senior credit agreement (the “Senior Credit Agreement”), excluding capital lease obligations of $310 and unused commitments on the revolving portion of the Senior Credit Agreement. The Company’s high leverage and declining net sales and Bank EBITDA have resulted in successive downgrades of its credit ratings. Currently, Moody’s Investors Service and Standard & Poor’s rating agencies have assigned ratings to the Company’s overall credit and to Merisant’s senior secured debt and the Notes of Caa3, Caa1 and Ca and CCC+, CCC+ and CCC-, respectively. The credit ratings on the Discount Notes from Moody’s Investors Service and Standard & Poors are C and CCC-, respectively. Bank EBITDA is the measure upon which the covenants contained in the Senior Credit Agreement are measured. However, Bank EBITDA is not a measure of liquidity under GAAP. Accordingly, while providing useful information with respect to an assessment of liquidity as impacted by the covenants in the Merisant’s primary debt obligations, this measure should not be considered in isolation from, or as a substitute for, consolidated statement of cash flow data prepared in accordance with GAAP as an indication of liquidity. In addition, the Bank EBITDA measure presented may differ from, and may not be comparable to, similarly titled measures used by other companies.

At March 31, 2006, borrowings under the Senior Credit Agreement included $27,000 principal amount of a revolving loan bearing annual interest of 8.92%, $33,159 (“Term A”) principal amount of a loan bearing annual interest of 6.78% and $164,989 (“Term B”) principal amount of a loan bearing annual interest of 8.92%. The Term A loan is euro-denominated and is translated into U.S. dollars at the spot rate as of March 31, 2006. At March 31, 2006, $8,000 of Merisant’s maximum $35,000 borrowing capacity was available under the revolving loan facility under its Senior Credit Agreement.

Merisant paid interest on borrowings under the Senior Credit Agreement and on the Notes totaling $16,092 and $16,176 for the three months ended March 31, 2005 and 2006, respectively.

On March 29, 2006, the lenders holding a majority of the aggregate principal amount of outstanding loans and revolver commitments under the Senior Credit Agreement agreed to amend the terms of the Senior Credit Agreement (the “Fourth Amendment”) and waived a technical default related to the use of proceeds from the repayment of the inter-company loan between Merisant and its Swiss subsidiary. Among other things, the Fourth Amendment amended the financial covenants as of December 31, 2005, adjusted the financial covenants through the maturity date of loans outstanding under the Senior Credit Agreement, incorporated new financing covenants, adjusted the interest rate on borrowings under the Senior Credit Agreement, amended the definition of Bank EBITDA to provide additional “add backs” related to Merisant’s restructuring and new product development efforts, and amended certain covenants.  Merisant was in compliance with its covenants under the Senior Credit Agreement, as amended, as of March 31, 2006.

Under the terms of the Fourth Amendment, Merisant must raise approximately $85,000 of new borrowings to repay a portion of the outstanding term loans and revolver loans under the Senior Credit Agreement. Alternatively, Merisant could seek to refinance the Senior Credit Agreement in its entirety. The Fourth Amendment also includes a new event of default if Merisant does not complete this partial refinancing or if the Senior Credit Agreement is not refinanced in its entirety by January 2, 2007. On April 14, 2006, Merisant announced that Jefferies & Company and Credit Suisse Securities had commenced the marketing of up to $85,000 of new borrowings that will be secured by a second lien on all assets that now secure loans outstanding under the Senior Credit Agreement. This partial refinancing will not increase the overall leverage of the Company in any material respect, although the Company anticipates that its interest expense will increase as a result of the transaction.

MERISANT WORLDWIDE, INC.
Notes to Unaudited Consolidated Financial Statements (Continued)
(Dollars In Thousands)

The Fourth Amendment increased the interest rates of all term loans and revolver loans to euro-LIBOR or LIBOR plus 425 basis points commencing on the date of the Fourth Amendment. The interest rate on all loans outstanding under the Senior Credit Agreement will increase to euro-LIBOR or LIBOR plus 525 basis points beginning on June 30, 2006, and then to euro-LIBOR or LIBOR plus 625 basis points beginning on September 30, 2006 if Merisant has not completed the partial refinancing or a refinancing of the entire Senior Credit Agreement by those dates.  Merisant will also be subject to a minimum Bank EBITDA test during the period prior to completing the partial refinancing. As a result of the Fourth Amendment, Merisant’s cash interest cost for the outstanding balances on the Term A and Term B loans under the Senior Credit Agreement as of March 31, 2006 will increase by approximately $499 for the three months ended June 30, 2006 if the partial refinancing is not completed by June 30, 2006, then by approximately $988 for the three months ended September 30, 2006 if the partial refinancing is not completed prior to September 30, 2006 and then by approximately $1,464 for the three months ended December 31, 2006 if the partial refinancing is not completed prior to December 31, 2006.

6.                        Transactions with Related Parties

Merisant has a deferred compensation payable to Arnold Donald, its former Chairman and a current director, and a note receivable from Mr. Donald. Merisant recorded $67 and $55 of interest income on the note receivable for the three months ended March 31, 2005 and 2006, respectively, and an equal amount of interest expense in the respective quarters.

Merisant had been a party to a sublease agreement with The Digital Home/Digital Office, LLC (“Digital Home”), pursuant to which it subleased office space located at One North Brentwood Boulevard in Clayton, Missouri to Digital Home for a term that expired on March 31, 2006 at a rate of $9 per month. At the end of the term of the sublease agreement, Digital Home acquired the office furniture and equipment at no cost. The underlying lease expired on March 31, 2006 and Merisant had leased the office space for $15 per month. The acquisition value of the furniture and equipment was $225 and the net book value of these assets was zero, subsequent to an impairment charge of $143. Digital Home is controlled by Mr. Donald.

On March 28, 2006, Merisant acquired from Pegasus Partners II, L.P. all of the issued and outstanding limited liability interests of Whole Earth Sweetener Company LLC for $1. At the time of the acquisition, the only assets of Whole Earth Sweetener Company LLC were trademark applications for the Sweet Simplicity trademark.

7.                        Commitments and Contingencies

The Company has an investment in an affiliate located in the Philippines that is accounted for using the equity method. The affiliate, a 50/50 joint venture, distributes sugar substitute sweeteners for the international consumer food markets, primarily under the Equal® and Nutrasweet® brands. In addition to its investment in the joint venture, the Company is committed to a 50% share in any new borrowings of the joint venture. As of December 31, 2005 and March 31, 2006, there were no additional joint venture borrowings.

In October 2004, the Company requested the National Advertising Division of the Council of Better Business Bureaus, referred to as the NAD, to review advertising and other claims made by McNeil Nutritionals, LLC (“McNeil”) in connection with its Splenda® brand sweetener. The Company believed and continues to believe McNeil’s Splenda® advertising to be false and misleading. Despite McNeil’s previous use of the NAD for such disputes and the NAD’s industry-wide, self-regulatory nature, McNeil refused to allow their advertising claims to be judged by the NAD and instead sought to have the issue considered by the United States District Court for the District of Puerto Rico. Under NAD rules, McNeil’s filing in Puerto Rico precluded the NAD from reviewing the matter or referring McNeil’s advertising to the Federal Trade Commission. In order to have McNeil’s advertising addressed by a jury and court in the continental United States familiar with McNeil’s claims, on November 26, 2004, the Company filed a federal and state false advertising complaint against McNeil in the United States District Court for the Eastern District of Pennsylvania. That suit

MERISANT WORLDWIDE, INC.
Notes to Unaudited Consolidated Financial Statements (Continued)
(Dollars In Thousands)

continues today and seeks to have McNeil’s Splenda® campaign stopped because of its misleading nature and seeks significant damages resulting from the impact McNeil’s false advertising has had on the Company’s sales. On January 13, 2005, McNeil voluntarily dismissed its action in Puerto Rico and in April 2005, McNeil amended its answer to the Company’s complaint in the Pennsylvania action to add a counterclaim against the Company alleging that its Equal® Sugar Lite™ packaging and advertising were misleading. McNeil alleged that on a volumetric basis, Equal® Sugar Lite™ does not deliver half the calories of a cup of sugar. The Company’s own investigation has confirmed that when measured by weight, in accordance with the formulation for Equal® Sugar Lite™, measurements for Equal® Sugar Lite™ are correct under the FDA compliance standards for measurement by weight. While certain product produced by third party vendors had measurements that may have been volumetrically inaccurate due to manufacturing and packaging issues, the manufacturing and packaging process for Equal® Sugar Lite™ has since been adjusted to ensure volumetric accuracy, all the while ensuring that the product’s weight remained accurate in accordance with FDA compliance standards. The Company notified consumers of the volumetric issues and offered a replacement package of Equal® Sugar Lite™ or a coupon for a dollar off a new package of the product to affected consumers. At March 31, 2006, the Company believes that sufficient reserves are in place to address any remaining inventory on hand or lingering returns from customers associated with this issue.

On February 15, 2006, a putative consumer class action lawsuit was filed against the Company in the United District Court for the Northern District of Illinois Eastern Division alleging that the Company’s Equal® Sugar Lite™ packaging and advertising were misleading. The plaintiffs alleged that on a volumetric basis, Equal® Sugar Lite™ does not deliver half the calories of a cup of sugar.  On April 17, 2006, the Company filed a motion to dismiss the lawsuit for failure to state a claim upon which relief may be granted. If the court does not grant the Company’s motion to dismiss, the Company intends to vigorously oppose the merits of the lawsuit, as well as the appropriateness of class certification.  As noted above, the manufacturing and packaging process for Equal® Sugar Lite™ has been adjusted to ensure volumetric accuracy, all the while remaining accurate in accordance with FDA compliance standards based on weight.  In addition to ensuring that manufacturing and packaging processes were accurate, the Company took steps to correct statements on packaging at distribution centers containing Equal® Sugar Lite™ product that may not have been volumetrically accurate, provided notice to consumers on its website and offered consumers who may have purchased such product without corrected packaging a replacement package of Equal® Sugar Lite™ or a coupon for a dollar off a new package of the product. As such, the Company also believes the putative class action suit to be moot. In an unrelated decision by management related to consumer demand for the product, the Company stopped manufacturing Equal® Sugar Lite™ in November 2005.

Merisant Europe B.V.B.A., Merisant’s Belgium subsidiary, entered into a co-branding agreement with Galleria Srl, a company through which the Italian designer Elio Fiorucci operates. Under this co-branding arrangement, Merisant Europe produced a line of Canderel® tablet dispensers that featured designs and trademarks from Mr. Fiorucci’s “Love Therapy by Elio Fiorucci” collection. The co-branding arrangement contains a representation and warranty that Galleria owns all rights in the name “Love Therapy by Elio Fiorucci” and associated designs and further provides that Galleria will indemnify and hold Merisant Europe and its affiliates harmless against damages resulting from or related to Merisant’s use of the name and designs pursuant to the agreement. Beginning in 2005, Merisant Europe sold tablet dispensers with the “Love Therapy by Elio Fiorucci” designs in Italy. Edwin & Co. Ltd. has claimed that it owns all rights in Mr. Fiorucci’s name and in the designs used by Merisant and has filed suit against Merisant Europe in Milan, Italy. On or about March 17, 2006, the court in Milan enjoined Merisant Europe from producing or selling the tablet dispensers after the date of the court order. Merisant no longer produces the dispensers and has stopped selling dispensers to its distributor in Italy and to customers through the Internet. Merisant Europe has filed an appeal and will vigorously oppose the court’s order. Merisant Europe will also enforce its indemnification rights under its co-branding arrangement with Galleria Srl.

The Company has indemnified Monsanto Company, its prior owner, for certain liabilities that may arise subsequent to March 17, 2000. The Company does not believe that the indemnification will have a material adverse effect on the Company’s consolidated financial position or results of operations.

MERISANT WORLDWIDE, INC.
Notes to Unaudited Consolidated Financial Statements (Continued)
(Dollars In Thousands)

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

8.                        Subsequent Event

H. J. Heinz Company (“Heinz”) and Merisant US, Inc. entered into a  termination agreement dated March 31, 2006 pursuant to which the Heinz retail grocery and foodservice distribution agreements were terminated effective May 4, 2006. In accordance with the termination agreement, Merisant placed $2,500 into an escrow account on May 3, 2006 for the purpose of reimbursing Heinz  for expenses incurred by Heinz relating to trade promotion programs associated with products distributed by Heinz prior to May 4, 2006 and that had been approved by Merisant. Any unused funds in the escrow account, less $500, will be remitted to Merisant on August 1, 2006. All remaining funds not subject to a disbursement request from Heinz will be remitted to Merisant on September 15, 2006. At March 31, 2006, the Company believes that sufficient reserves are in place to address any remaining obligations to Heinz. ACH Food Companies, Inc. became Merisant’s exclusive distributor in the United States effective May 5, 2006.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Company’s unaudited consolidated financial statements and accompanying notes included elsewhere in this document. The Company’s discussion of results by reportable segment should be read in conjunction with Note 2 to the Company’s unaudited consolidated financial statements included elsewhere in this document, which illustrates the reconciliation of Operating EBITDA to loss before income taxes. Unless otherwise indicated or unless the context requires otherwise, all references in this discussion to “Merisant Worldwide” or “the Company” mean Merisant Worldwide, Inc. and its consolidated subsidiaries and all references to “Merisant” mean Merisant Company and its consolidated subsidiaries..

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

Merisant Worldwide’s business is the result of over 25 years of history in the low-calorie tabletop sweetener industry, first as a division of G.D. Searle & Co. (“Searle”) and later Monsanto Company (“Monsanto”).  Searle invented the key sweetening ingredient in the Company’s products, aspartame, in 1965.  Aspartame was first approved for consumer use in France in 1979, where Searle marketed the product under the Canderel® brand.  By the early 1980s, Canderel® was being marketed in much of Europe.  In 1981, the U.S. Food and Drug Administration approved the tabletop use of aspartame.  The following year, Searle launched Equal® in the United States.  Monsanto entered the sweetener market in 1985 through its acquisition of Searle. Merisant Worldwide is a Delaware corporation that was formed in 2000 by an investor group led by an affiliate of Pegasus Capital Advisors, L.P. to acquire Monsanto Company’s tabletop sweetener business.

This business legacy has provided Merisant Worldwide with a global infrastructure dedicated to the manufacture, marketing and distribution of low-calorie tabletop sweeteners. The Company’s worldwide headquarters are located in Chicago, Illinois, and its principal regional offices are located in Mexico City, Mexico, Neuchâtel, Switzerland, Paris, France and Sydney, Australia. The Company owns and operates manufacturing facilities in Manteno, Illinois and Zarate, Argentina and owns processing lines that are operated exclusively for the Company at plants located in Bergisch and Stendal, Germany. As of March 31, 2006, Merisant Worldwide had twenty-six direct and indirect subsidiaries, including its wholly owned subsidiary, Merisant, three subsidiaries in the United States, ten subsidiaries in European countries, eight subsidiaries in Mexico, Central America, South America and the Caribbean, and four subsidiaries in the Asia Pacific region, including Australia and India. In addition, Merisant’s Swiss subsidiary holds a 50% interest in a joint venture in the Philippines.

The Company’s core business continues to be products sweetened with aspartame, and the Equal® and Canderel® brands accounted for approximately 86% of the Company’s net sales in 2005.  The majority of the Company’s 20 other regional brands around the world are also sweetened with aspartame. In July 2005, the European Ramazzini Foundation of Bologna, Italy published new findings of a long-term study on aspartame conducted in rats.  Scientists from the Ramazzini Foundation concluded in their study that aspartame causes cancer and the current uses and consumption of the low-calorie sweetener should be re-evaluated (“Ramazzini Report”).  The Company experienced sales declines in Europe, primarily in France and Italy, as a result of the publication and wide reporting of the Ramazzini Report.  The European Food Safety Authority (“EFSA”) and the U.S. Food and Drug Administration (“FDA”) requested and  received from the Ramazzini Foundation some underlying data from the Ramazzini Report. On May 5, 2006, EFSA rejected the conclusions of the Ramazzini Report and re-confirmed the safety of aspartame. The Company does not yet know the extent to which EFSA’s action will allay any lingering concerns about the safety of aspartame that consumers may have. The FDA announced on May 8, 2006 that it would complete its own review of the Ramazzini Report and would announce its conclusion about the study soon.

Sales Trends and Strategy

Merisant’s premium-priced brands had enjoyed a dominant market position among low-calorie sweeteners in many of the Company’s key markets. In recent years, however, Merisant has faced significant competition from McNeil Nutritionals LLC, a subsidiary of Johnson & Johnson (“McNeil”), which markets and distributes the artificial sweetener Splenda®. Splenda® is sweetened with sucralose, which is produced by Tate & Lyle PLC through a complex chemical process that converts sucrose molecules into a synthetic compound. Between December 2002 and December 2005, Splenda®’s dollar share of the United States retail grocery market has grown from approximately 15% to 60% and has surpassed that of Equal® to become the number one premium low-calorie sweetener in the United States. While the Company believes that the introduction of Splenda® has increased the size of the market for low-calorie sweeteners in general, Merisant’s net sales have declined during this period, particularly in North America which had accounted for 46% and 37% of Merisant’s net sales in 2003 and 2005, respectively. As a result of declining net sales, Merisant has experienced significant declines in its Bank EBITDA from $110.2 million in 2003 to $68.0 million in 2005. For a description of Bank EBITDA and a reconciliation of Bank EBITDA to cash flow from operating activities, see “—Liquidity and Capital Resources”.

Management believes that there are opportunities for future growth in the low-calorie tabletop sweetener and sweetened food category and that the Company is positioned to pursue these opportunities. Despite recent declines in net sales, the Company’s premium brands Equal® and Canderel® are among the most recognized low-calorie tabletop sweetener products in the world, with aided brand awareness estimated between 77% and 97% in its top four markets.

Paul Block was appointed Chief Executive Officer in November 2004 and has led an initiative to strengthen the Company’s core brands, improve the efficiency of the Company’s operations, reduce costs and transform the Company into a consumer focused sweetener and sweetened food company.  Mr. Block has recruited individuals from outside the Company and promoted individuals from within the organization to form a new senior management team with the goal of developing a culture of innovation with a focus on invasive marketing campaigns combined with the development and launch of new products designed to revitalize the existing consumer base and attract new consumers.

The Company seeks to stabilize and then grow revenues through four strategic initiatives. Merisant will promote new usage among existing consumers and expand the Equal® and Canderel® brand positioning to attract new customers through invasive marketing campaigns and improved sales execution. The Company has increased the pace of its product innovation to bring new aspartame sweetened products and brand extensions to the market, and the Company plans to launch eight new products in 2006 with numerous additional products in the development pipeline. The Company has also dedicated significant resources to improving the efficiency of its operations by, among other things, implementing supply chain-based programs to streamline its manufacturing capabilities and improving the efficiency of certain support services. Finally, the Company continues to develop and test products that have the potential to transform its brand portfolio. The Company has developed an all-natural, zero-calorie sweetener that measures like and has the texture of granulated sugar, and it anticipates launching this new product nationally in the second quarter of 2006. This innovative product will be marketed under the Sweet Simplicity™ brand for the Whole Earth Sweetener Company LLC, a newly formed entity and wholly owned subsidiary of Merisant.

Management believes that the development and introduction of new products under its Equal® and Canderel® brands may help to stabilize its core business while  innovative, all-natural sweeteners and sweetened food products under its Sweet Simplicity™ brand for the Whole Earth Sweetener Company present growth opportunities for the Company. However, the Company may be constrained in its ability to realize fully the value of these new products as a result of its current capital structure. The successful launch of new products and marketing of its core brands requires capital, and the Company must use a significant portion of its cash flows from operations to service its outstanding debt. The Company had an aggregate of $550.5 million of long-term debt outstanding at March 31, 2006 and paid $41.9 million in interest costs for the year ended December 31, 2005, $23.0 million of which represented interest payments on Merisant’s 9 ½% senior subordinated notes due 2013 (the “Notes”). If the Company cannot generate cash flows from operations significantly in excess of its short-term debt obligations, it may not have the resources required to fully realize the value of its strategic initiatives.

On March 29, 2006, the lenders holding a majority of the aggregate principal amount of outstanding loans and revolver commitments under Merisant’s senior credit agreement (the “Senior Credit Agreement”) agreed to amend the terms of the Senior Credit Agreement (the “Fourth Amendment”) and waived a technical default related to the use of proceeds from the repayment of the inter-company loan between Merisant and its Swiss subsidiary. Among other things, the Fourth Amendment amended the financial covenants as of December 31, 2005, adjusted the financial covenants through the maturity date of loans outstanding under the Senior Credit Agreement, incorporated new financial covenants, adjusted the interest rate on borrowings under the Senior Credit Agreement, amended the definition of Bank EBITDA to provide additional “add backs” related to Merisant’s restructuring and new product development efforts, and amended certain other covenants.

The Fourth Amendment avoided an immediate default under the Senior Credit Agreement resulting from the decline in Merisant’s Bank EBITDA and, management believes, affords the Company the time needed to stabilize its core business and improve operating efficiencies during 2006 while pursuing refinancing and restructuring alternatives. See “—Liquidity and Capital Resources—Fourth Amendment” for a more detailed description of the Fourth Amendment.

The Fourth Amendment requires Merisant to raise approximately $85 million of new borrowings and use the proceeds to prepay loans currently outstanding under the Senior Credit Agreement by January 2, 2007. On April 14, 2006, Merisant launched its efforts to raise additional borrowings that will be secured by a second lien on all the assets that currently secure loans outstanding under the Senior Credit Agreement. This partial refinancing will not increase the overall leverage of the Company in any material respect, although the Company anticipates that its interest expense will increase as a result of the transaction. See “—Liquidity and Capital Resources—Senior Secured Financing”.

As noted above, the Fourth Amendment provides that Merisant will be in default under the Senior Credit Agreement if it does not complete the partial refinancing or refinance the Senior Credit Agreement in its entirety by January 2, 2007. The Company will evaluate whether all of its long-term debt must be recorded as current debt in subsequent quarters if it has not completed the partial refinancing or entire refinancing by the date by which it will file subsequent Quarterly Reports on Form 10-Q with the Securities and Exchange Commission.

Results of Operations

The following table sets forth certain of the Company’s financial data for the three month periods ended March 31, 2005 and 2006 (totals may not foot due to rounding).

	Three Months Ended March 31,		Three Months Ended March 31,
	2005	2006	2005	2006	Better/(Worse) than Prior Year
	(in millions)		as% of Sales		Dollars	%

Net sales	$75.9	$69.7	100%	100%	$(6.2)	(8)%
Cost of sales	31.4	29.0	41%	42%	2.4	8%
Gross profit	44.5	40.7	59%	58%	(3.8)	(9)%

Operating expenses:
Marketing and selling expenses	21.2	16.9	28%	24%	4.3	20%
Administration expenses	11.0	11.2	14%	16%	(0.1)	(1)%
Research and development expenses	0.4	0.6	0%	1%	(0.2)	(63)%
Amortization of intangibles	5.6	5.6	7%	8%	0.0	0%
Restructuring expenses	1.3	2.3	2%	3%	(0.9)	(70)%
Total operating expenses	39.5	36.5	52%	52%	3.0	8%

Income from operations	5.0	4.1	7%	6%	(0.9)	(17)%

Other expenses (income):
Interest income	(0.1)	(0.1)	0%	0%	0.0	5%
Interest expense	14.1	13.9	19%	20%	0.2	1%
Other expense (income), net	(4.3)	0.2	(6)%	0%	(4.5)	(105)%
Total other expenses	9.6	14.0	13%	20%	(4.4)	(45)%

Loss before income taxes	(4.6)	(9.9)	(6)%	(14)%	(5.2)	(112)%

Provision for income taxes	2.2	0.3	3%	0%	1.9	89%
Net loss	$(6.8)	$(10.1)	(9)%	(15)%	$(3.3)	(48)%

For each of the periods discussed below, the information set forth under the caption “Consolidated Results” represents an overview of the Company’s results of operations on a consolidated basis. Additional detail regarding the  results of operations can be found under the caption “—Segment Results” for each period discussed below.

Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005

Consolidated Results

                Net sales. Overall, net sales declined in the first quarter of 2006 compared to the first quarter of 2005, although net sales in the North American retail grocery and drug channels appear to have shown some signs of stabilization over the past nine months. A foreign currency translation loss of approximately $2.4 million, nearly all of which occurred in the EAME region, as well as lower sales in the EAME and Latin America regions primarily contributed to the decline in consolidated net sales. Sales declined in France as a result of a weakened economy which affected the low-calorie sweetener category in general, as well as continuing health concerns about aspartame stemming from the Ramazzini Report. A price increase in December, 2005 also depressed sales in France in January, 2006. In addition, sales declined in Portugal as the new distributor purchased more inventory than required to be on hand as of December 31, 2005 and in Italy, Belgium and Hungary due to declines in the market, timing of promotional activities and the Company’s efforts to reduce distributor inventory levels. In Latin America, sales were lower due mainly to reduced volumes in Mexico and Colombia. Net sales improved in the grocery and drug channels in the United States and in the UK and the Middle East.

                Cost of sales. The Company realized some improved efficiencies in its manufacturing conversion costs due to lower spending and headcount reductions and improved overhead absorption through contract manufacturing activities.  Lower sales and favorable currency translation also contributed to lower cost of sales. Freight costs partially offset these improvements. Overall, the gross profit percentage stayed relatively flat from 58.6% for the three months ended March 31, 2005 to 58.4% for the three months ended March 31, 2006 as changes in sales mix offset the cost improvements previously discussed.

                Operating expenses. Marketing and selling expenses decreased mainly due to lower brand support in the UK, France and at the regional EAME level, favorable foreign currency translations and lower variable selling costs in the EAME region. These favorable impacts were partially offset by termination costs relating to the transition from H. J. Heinz Company (“Heinz”), to ACH Food Companies, Inc. (“ACH”) as the Company’s exclusive distributor in the United States. Administration expenses improved significantly due to the non-recurring $1.4 million charge related to the Food Brokers, LTD receivable that was incurred in the period ended March 31, 2005 after Food Brokers, LTD went into receivership. This favorable impact was nearly offset by an increase in corporate expenses mainly related to higher performance based incentive expense and a favorable adjustment in EAME related to capital taxes in the period ended March 31, 2005 that did not recur in 2006. During the first three months of 2006, the Company continued its initiatives to improve both financial results and the long-term value of the business. As a result of these actions, the Company recorded restructuring charges for workforce reductions of $2.3 million in the first three months of 2006 as compared to $1.3 million in the first three months of 2005. The restructuring charges incurred in the first quarter of 2006 relate primarily to new employee termination costs in the EAME, Latin America and Asia Pacific segments and are expected to be substantially paid by the end of the second quarter of 2006. Additional information regarding restructuring charges and the related liability can be found in Note 3 to the unaudited consolidated financial statements.

                Interest. The Company successfully closed the registered exchange offer of the Notes and Merisant Worldwide’s 12.25% senior subordinated discount notes due 2014 (the “Discount Notes”) in October 2005 which resulted in the discontinuation of penalty interest. The penalty interest went into effect as the Company had not consummated the registered exchange offer prior to the previously agreed deadline. Net interest decreased as a result of the discontinuation of the penalty interest.

                Other income/expense, net. The unfavorable variance of $4.5 million is mainly attributable to a $2.4 million currency gain on the euro-denominated debt for the period ended March 31, 2005 as compared to a $0.6 currency loss on the euro-denominated debt for the period ended March 31, 2006, as well as a $2.4 million unrealized gain on derivative instruments for the period ended March 31, 2005 as compared to a $0.7 million realized gain on derivative instruments for the period ended March 31, 2006. The gain or loss on derivative instruments relates to the interest rate swaps required by the Senior Credit Agreement, which we have marked to market through our statement of operations since the debt refinancing in July 2003. The derivative instruments have all expired as of March 31, 2006.

                Taxes. For the three months ended March 31, 2006, the Company recorded a $0.3 million tax provision on a loss before income taxes of $9.9 million. The unusual relationship of the Company’s tax provision to its pre-tax loss in the first quarter of 2006 relates to a combination of factors, including increased tax loss carryforwards generated for which the Company has not recorded a tax benefit and additional tax expense recorded in the United States. With regard to the deferred income tax assets on the tax loss carryforwards, the Company determined that it has not satisfied the “more likely than not” test and has increased its total valuation allowance by $4.2 million in the first quarter of 2006 to a total of $63.8 million. The Company will continue to assess the valuation allowances, and, to the extent the Company determines that such allowances are no longer required, these deferred income tax assets will be recognized in the future.

Segment Results

                The following table presents net sales and Operating EBITDA expressed in millions of dollars for each of our reportable segments (totals may not foot due to rounding):

	Net Sales				Operating EBITDA (1)
	Three Months Ended March 31,		Better/(Worse) than Prior Year		Three Months Ended March 31,		Better/(Worse) than Prior Year
	2005	2006	$	%	2005	2006	$	%
	(in millions)				(in millions)

North America (2)	$28.2	$29.9	$1.7	6%	$9.6	$10.6	$1.0	10%
Operating EBITDA Margin					34%	35%	1%
EAME	34.3	28.8	(5.5)	(16)%	7.1	9.4	2.2	32%
Operating EBITDA Margin					21%	33%	12%
Latin America	8.4	6.4	(2.0)	(24)%	2.4	1.1	(1.3)	(53)%
Operating EBITDA Margin					28%	18%	(11)%
Asia/Pacific	4.9	4.5	(0.4)	(7)%	1.1	1.5	0.4	38%
Operating EBITDA Margin					23%	34%	11%

(1)            “Operating EBITDA” as used with respect to the Company’s operating segments is a measure upon which management assesses the financial performance of these segments. Operating EBITDA excludes interest expense, income tax expense and depreciation and amortization, as well as items such as start-up expenses, restructuring expenses, certain significant charges related to new product development and launch costs, cost related to the transition to a new exclusive distributor in the United States and certain other non-cash items. See Note 2 to the unaudited consolidated financial statements for a description of Operating EBITDA and a reconciliation of Operating EBITDA to loss before income taxes. Operating EBITDA margin represents Operating EBITDA as a percentage of net sales.

(2)            North America segment results exclude results related to a new product launch which management evaluates separately from this geographical segment.

North America

                Net sales. The increase in net sales in the North America segment was principally attributable to improved sales volumes in the grocery and drug channels as well as increased sales related to contract manufacturing activities. The increase in the grocery channel is mainly related to lower distributor inventory levels as of December 31, 2005 as compared to December 31, 2004, resulting in more normalized sales in the first quarter of 2005. In the drug channel, the increase is related to improved consumer demand. These favorable impacts were partially offset by lower sales in the club channel driven by timing in promotional activities at Costco and lower sales in the food service channel due to decreased consumption.

Operating EBITDA. The increase in Operating EBITDA was primarily related to the margin impact of the improved sales volumes, lower conversion costs related to reduced spending and improved overhead absorption costs related to increased contract manufacturing activities, partially offset by increased distribution costs relating to fuel surcharges. Operating EBITDA margin increased slightly due primarily to the favorable conversion costs and overhead absorption previously discussed.

EAME

                Net sales. In EAME, sales declined primarily as a result of a $2.4 million unfavorable currency translation and lower sales in France. Sales declined in France as a result of a weakened economy which affected the low-calorie sweetener category in general, as well as continuing health concerns about aspartame stemming from the Ramazzini Report. A price increase in December, 2005 also depressed sales in France in January, 2006. In addition to decreased sales in France, sales declined in Portugal, Italy, Belgium and Hungary. In Portugal, the Company had closed its office and converted its proprietary distribution operation into a third party distribution operation at the end of 2005. The new distributor acquired more inventory than  normally required as part of its start-up of the distributorship, which had the effect of unusually lower sales to that distributor in the first three months of 2006. In Italy, although the Company maintained its market share, sales decreased as a weak economy led to a decline in the overall low-calorie sweetener category resulting in higher inventories at the Company’s distributor at year end. In Belgium and Hungary, timing of promotional activities negatively impacted sales and, in Hungary, a customer delisting and lower sales in the non-sweetener category also contributed to the sales decline. These negative variances were offset by increased sales in the UK, where the sales improvement was greater than the market growth due to increased distribution.

                Operating EBITDA. Despite lower sales, Operating EBITDA increased mainly due to a sizable decrease in brand support at the regional level as well as in the UK and France, lower variable selling costs and the $1.3 million charge related to the Food Brokers, LTD receivable that was incurred in the period ended March 31, 2005 that did not recur in the corresponding period in 2006. The increase in Operating EBITDA margin was primarily due to significantly lower marketing costs as a percentage of sales and the impact of the charge related to Food Brokers, LTD that negatively impacted Operating EBITDA margin in the period ended March 31, 2005.

Latin America

                Net sales. The decrease in Latin American sales was mainly due to lower sales volumes in Mexico and Colombia. In Mexico, reduction of distributor inventory levels was the primary cause for lower sales. In Colombia, a decline in the category and a shift in the timing of sales orders negatively impacted sales.

Operating EBITDA. The decrease in Operating EBITDA was mainly related to the unfavorable margin impact of lower sales and the unfavorable year over year impact of inventory costs, partially offset by lower brand support and marketing and selling administrative costs.  Operating EBITDA margin decreased primarily due to lower gross profit percentage and higher administrative costs as a percentage of sales.

Asia/Pacific

                Net sales. Net sales in the Asia/Pacific region decreased primarily due to reduced low margin contract manufacturing related sales.

                Operating EBITDA. Operating EBITDA and Operating EBITDA margin increased significantly due to  reductions in brand support and selling and general administrative costs, mainly in Australia and India.

Corporate Expenses

                Corporate expenses increased from $6.1 million in the first three months of 2005 to $7.5 million in the first three months of 2006, primarily due to higher performance based incentive expense and litigation costs, partially offset by lower consulting costs and lower human resources and information technology costs related to restructuring actions.

Liquidity and Capital Resources

The Company’s liquidity needs are primarily met through internally generated cash flow. From time to time, the Company borrows money under Merisant’s revolving line of credit under its Senior Credit Agreement. The Company’s primary uses of cash are cost of sales, operating expenses, debt service and capital expenditures. The Company’s foreign subsidiaries generated approximately 59% of its consolidated net sales during the three months ended March 31, 2006, and it has relied upon the repatriation of cash from its foreign subsidiaries to satisfy many of its cash requirements. Historically, the Company had received a vast majority of funds from its foreign subsidiaries through its Swiss subsidiary in the form of payments pursuant to a promissory note. This promissory note was repaid in full in January 2006. On March 30, 2006, Merisant issued a revolver note to its Swiss subsidiary, which will mature in 2011. Merisant may borrow up to $200 million from its Swiss subsidiary during the term of the revolver note, and the Company expects to repatriate cash to the United States through borrowings under this revolver note.

Accounts receivable levels, time to payment and inventory levels impact the amount of internally generated cash flow. The following table shows information with respect to our accounts receivable and inventory as of December 31, 2005 and March 31, 2006. Accounts receivable decreased in the three months ended March 31, 2006 primarily due to lower sales in the first quarter of 2006 as compared to the fourth quarter of 2005.  The decrease in inventory was the result of a significant aspartame purchase in 2005 in conjunction with the satisfaction of a minimum volume commitment that is being consumed throughout 2006.

	December 31, 2005	March 31, 2006

Accounts receivable (in millions)	$66.3	$63.2
Days sales outstanding	78	76
Inventory (in millions)	$29.2	$25.8
Days sales in inventory	81	73

Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005

For the three months ended March 31, 2006, net cash provided by operating activities was $1.4 million, whereas in the three months ended March 31, 2005, net cash used in operating activities was $16.6 million. Operating cash flows increased $18.0 million versus the three months ended March 31, 2005, primarily due to an increase in the contribution from working capital of $16.8 million coupled with increased net income after adjusting for non-cash items. The contribution from working capital increased mainly due to a significant decrease in aspartame inventories as the Company consumes quantities purchased in the first quarter of 2005 in conjunction with the satisfaction of a minimum volume commitment.

Net cash used in investing activities totaled $0.5 million for the three months ended March 31, 2006 and the three months ended March 31, 2005. Capital expenditures in the three months ended March 31, 2006 were slightly lower than in the three months ended March 31, 2005.

For the three months ended March 31, 2006, financing activities provided $7.1 million in cash, a $12.3 million decrease compared to the three months ended March 31, 2005. In the three months ended March 31, 2006, cash was provided from borrowings of $11.0 million under Merisant’s revolving loan facility, compared to borrowings of $23.0 million under Merisant’s revolving loan facility as of March 31, 2005. Borrowings in the period ended March 31, 2006 were significantly lower as a revolver balance of $16.0 million was carried into the first quarter of 2006 from 2005, whereas there was no revolver balance carried into the first quarter of 2005 from 2004, thus requiring a significantly higher draw on the revolver in the first quarter of 2005. For the period ended March 31, 2006, the Company used cash mainly to pay Merisant’s scheduled principal payments under the Senior Credit Agreement and to pay fees related to amendments to the Senior Credit Agreement, as was also the case for the period ended March 31, 2005.

Capital Expenditures

Capital expenditures in 2006 are expected to be in the range of $3.0 million to $5.0 million. The Company believes that internally generated cash flow, together with borrowing available under the Senior Credit Agreement, will be sufficient to fund capital expenditures over the next 12 months.

Financing

On November 12, 2003, the Company issued $136.0 million stated aggregate principal amount at maturity of its Discount Notes. A portion of the proceeds of the Discount Notes was used to pay a dividend to the Company’s shareholders. The Discount Notes are unsecured obligations and are subordinated in right of payment to all of the Company’s existing and future senior indebtedness. The Discount Notes had an initial accreted value of principal of $.551 per $1 fully accreted stated principal amount at maturity. The accreted value of principal of each Discount Note increases from the date of issuance until November 15, 2008 at the rate equal to the interest rate then in effect.  The initial annual rate of accretion was 12.25%, which increased as described below. Cash interest will accrue and will be payable semiannually in arrears on May 15th and November 15th, commencing on May 15, 2009. The Discount Notes mature on May 15, 2014.

Commencing July 19, 2004, the interest rate increased 0.25% over the stated rate for the Discount Notes as the Company did not consummate the registered exchange offer for the Discount Notes prior to the agreed deadline, and commencing on each of October 19, 2004, January 19, 2005 and April 19, 2005, the interest rate on the Discount Notes increased an additional 0.25% for a total increase of 1.0%. The cumulative impact of the 1.0% additional interest was approximately $0.1 million per month. As a result of the consummation of the exchange offer on October 5, 2005, the interest rate of the Discount Notes returned to its stated rate of 12.25% per annum.

As part of the refinancing in 2003, the Company incurred significant financing costs that are being amortized in accordance with the terms of the respective debt instruments. As of March 31, 2006, the deferred financing cost balance relating to the issuance of the Discount Notes and the 2005 registered exchange offer with respect to the Discount Notes  was approximately $2.4 million.

On July 11, 2003, Merisant issued $225.0 million principal amount of its Notes and refinanced its then existing credit facility with the Senior Credit Agreement. A portion of the proceeds of the Notes and the new Senior Credit Agreement were used to pay a dividend. The Senior Credit Agreement provides for aggregate commitments of up to $310.0 million, consisting of a revolving loan facility of $35.0 million, of which a portion is available at Merisant’s option in euro or dollars or in the form of letters of credit denominated in dollars or euro, as well as term loan facilities of $275.0 million, consisting of a Euro Term Loan A of $50.0 million, and a Term Loan B of $225.0 million, denominated in dollars. The Euro Term Loan A and the revolving loan facility have a maturity of five and one-half years while the Term Loan B has a maturity of six and one-half years. The Senior Credit Agreement is guaranteed by Merisant Worldwide and each of Merisant’s domestic subsidiaries. The Senior Credit Agreement and the guarantees of the guarantors are secured by a first-priority security interest in substantially all of Merisant’s assets and the assets of the guarantors.

Commencing July 5, 2004, the interest rate on the Notes increased 0.25% over the stated rate as Merisant did not consummate the registered exchange offer for the Notes prior to the agreed deadline, and commencing on each of October 5, 2004, January 5, 2005, April 5, 2005 and July 5, 2005, the interest rate on the Notes increased an additional 0.25% for a total increase of 1.25%. The cumulative impact of the 1.25% additional interest was approximately $0.2 million per month. As a result of the consummation of the exchange offer on October 5, 2005, the interest rate of the Notes returned to its stated rate of 9.5% per annum.

As part of Merisant’s refinancing in 2003, it incurred significant financing costs that are being amortized in accordance with the terms of the respective debt instruments. As of March 31, 2006, the deferred financing cost balance related to the refinancing of the Senior Credit Agreement, the issuance of the Notes in July 2003, the 2005 registered exchange offer with respect to the Notes and the execution of any subsequent amendments to the Senior Credit Agreement was approximately $14.6 million.

Restrictive Covenants and Bank EBITDA. The indenture governing the Notes and the Senior Credit Agreement contain covenants that limit, among other things, Merisant’s ability to:

•         pay dividends,

•         incur additional debt,

•         create liens,

•         engage in transactions with affiliates, or

•         sell or purchase property and equipment and take certain other actions with respect to the business.

In addition, the Senior Credit Agreement contains covenants that require Merisant to maintain a specified maximum leverage ratio and senior debt ratio and a minimum fixed charge ratio and interest coverage ratio. These ratios are measured on the basis of Bank EBITDA for the four fiscal quarters ending at least 45 days prior to the payment date. Bank EBITDA is discussed here because it is the measure upon which the covenants contained in the Senior Credit Agreement are measured. However, Bank EBITDA is not a measure of liquidity under GAAP. Accordingly, while providing useful information with respect to assessing Merisant’s compliance with covenants under its primary debt obligations, this measure should not be considered in isolation from, or as a substitute for, consolidated statement of cash flow data prepared in accordance with GAAP as an indication of liquidity. In addition, the Bank EBITDA measure presented may differ from, and may not be comparable to, similarly titled measures used by other companies.

Bank EBITDA as originally defined in the Senior Credit Agreement excludes interest expense, income tax expense and depreciation and amortization, as well as items such as expenses related to restructuring expenses and other non-cash items. On October 20, 2004, Merisant entered into an amendment to its Senior Credit Agreement. Pursuant to the amendment, fees of up to a maximum of $4.5 million related to the withdrawn offering of income deposit securities of Merisant Worldwide, were excluded from Merisant’s Bank EBITDA calculation and Merisant was permitted to make distributions to Merisant Worldwide in an aggregate amount not to exceed $4.5 million for the payment of such fees and expenses. In addition, the existing limit on restructuring costs excludable from Merisant’s Bank EBITDA calculation was increased by $2.0 million. On March 11, 2005, Merisant again amended its Senior Credit Agreement. Pursuant to this amendment, the existing financial condition covenant ratios were revised and an additional financial condition covenant ratio, consolidated senior leverage ratio, was added. In addition, charges related to obsolete or slow-moving inventory or uncollectible receivables or indebtedness, up to a maximum of $5.0 million since September 30, 2004, and transaction fees related to the execution of this amendment were excluded from the Bank EBITDA calculation and the existing limit on restructuring costs excludable from the Bank EBITDA calculation was increased by $4.0 million. Among other things, the Fourth Amendment amended the definition of Bank EBITDA to permit Merisant to add back the following additional items:  (i) up to $11.0 million of extraordinary, non-recurring cash losses or expenses arising from the implementation of Merisant’s restructuring plan; (ii) up to $4.0 million of extraordinary, non-recurring cash losses or expenses arising from the transition from Heinz  to ACH as Merisant’s exclusive distributor in the United States; (iii) cash expenses related to the waiver or any default or amendment to the Senior Credit Agreement, including the fees and expenses of attorneys and financial advisors retained by the administrative agent in connection with the Fourth Amendment; and (iv) up to $3.0 million of expenses incurred by Merisant prior to January 1, 2007 in connection with the development and commercialization of an all-natural, zero-calorie sweetener to be marketed under the Sweet Simplicity™ trademark. Bank EBITDA for the three months ended March 31, 2006 was $15.2 million. Merisant was in compliance with its covenants under the Senior Credit Agreement, as amended, at March 31, 2006.

The following table illustrates the reconciliation of Bank EBITDA to cash flow from operating activities, which management believes is the most nearly equivalent GAAP measure:

Three Months Ended March 31, 2006
(in millions)
Net cash provided by operating activities	$1.4
Provision for income taxes, net of deferred income tax provision	(0.1)
Interest expense, net of non-cash interest expense	10.1
Restructuring expenses (a)	2.3
Other items (b)	1.3
Equity in (income) loss of affiliates	0.0
Net change in operating assets and liabilities	0.2
Bank EBITDA	$15.2

(a)                                  The charges principally relate to planned employee termination costs that have been announced in the period presented. The restructuring liability as of the end of each period is included in accrued expenses and other liabilities in our consolidated balance sheets.

(b)                                 Other items consist mainly of certain non-cash expenses (income) and charges related to certain new product development and launch expenses that are excluded from Merisant’s definition of Bank EBITDA.

Fourth Amendment

As noted previously, Merisant entered into the Fourth Amendment to the Senior Credit Agreement on March 29, 2006. The Fourth Amendment requires Merisant to raise approximately $85 million of new borrowings under the Senior Credit Agreement before January 2, 2007, including pursuant to loans secured by a second lien on all of the assets that currently secure loans outstanding under the Senior Credit Agreement (“Second Lien Financing”). Among other things, the Fourth Amendment amended the financial covenants as of December 31, 2005, adjusted the financial covenants through the maturity date of loans outstanding under the Senior Credit Agreement, incorporated new financing covenants, adjusted the interest rate on borrowings under the Senior Credit Agreement, amended the definition of Bank EBITDA to provide additional “add backs” related to Merisant’s restructuring and new product development efforts, and amended certain covenants. The following summary of the Fourth Amendment should be read in conjunction with the Fourth Amendment which has been filed with the Securities and Exchange Commission.

Amended Financial Covenants at and for the Period Ended December 31, 2005. Merisant generated $68.0 million of Bank EBITDA for the year ended December 31, 2005. As a result of this decline in Bank EBITDA, Merisant would have defaulted under certain financial covenants for the four quarters ended December 31, 2005. The Fourth Amendment amended the financial covenants under the Senior Credit Agreement for the four fiscal quarters ended December 31, 2005. Merisant was in compliance with the amended covenants and thereby avoided an immediate default under the Senior Credit Agreement.

Amended Definition of Consolidated EBITDA. The Fourth Amendment amends the definition of “Consolidated EBITDA”, referred to in this report as Bank EBITDA, so that certain costs and expenses related to Merisant’s restructuring and new product development efforts would not reduce this non-GAAP measure of cash flow. As previously discussed, Merisant is permitted to add back to its consolidated net income before interest expense, taxes, depreciation and amortization the following additional items in calculating Bank EBITDA:  (i) up to $11.0 million of extraordinary, non-recurring cash losses or expenses arising from the implementation of Merisant’s restructuring plan; (ii) up to $4.0 million of extraordinary, non-recurring cash losses or expenses arising from the transition from Heinz to ACH as Merisant’s exclusive distributor in the United States; (iii) cash expenses related to the waiver or any default or amendment to the Senior Credit Agreement, including the fees and expenses of attorneys and financial advisors retained by the administrative agent in connection with the Fourth Amendment; and (iv) up to $3.0 million of expenses incurred by Merisant prior to January 1, 2007 in connection with the development and commercialization of an all-natural, zero-calorie sweetener to be marketed under the Sweet Simplicity™ trademark.

Amendments to Existing Financial Covenants. The Fourth Amendment revised the ratio levels for Consolidated Leverage Ratio, Consolidated Interest Coverage Ratio, Consolidated Fixed Charge Coverage Ratio and Consolidated Senior Leverage Ratio, each as defined in the Senior Credit Agreement.

Consolidated Leverage Ratio. The Fourth Amendment revised the Consolidated Leverage Ratios for each of the periods through the maturity of the loans under the Senior Credit Agreement as follows:

Quarter-End Date	Consolidated Leverage Ratio

December 31, 2005	9.80	x
March 31, 2006	9.80	x
June 30, 2006	9.80	x
September 30, 2006	9.80	x
December 31, 2006	9.80	x
March 31, 2007	8.00	x
June 30, 2007	8.00	x

September 30, 2007	7.50	x
December 31, 2007	7.50	x
March 31, 2008	7.50	x
June 30, 2008	7.25	x
September 30, 2008	7.25	x
December 31, 2008	7.00	x
March 31, 2009 and Thereafter	7.00	x

Consolidated Interest Coverage Ratio. The Fourth Amendment revised the Consolidated Interest Coverage Ratios for each of the periods through the maturity of the loans under the Senior Credit Agreement as follows:

Quarter-End Date	Consolidated Interest Coverage Ratio

December 31, 2005	1.00	x
March 31, 2006	1.00	x
June 30, 2006	1.00	x
September 30, 2006	1.00	x
December 31, 2006	1.00	x
March 31, 2007	1.20	x
June 30, 2007	1.20	x
September 30, 2007	1.30	x
December 31, 2007	1.30	x
March 31, 2008	1.30	x
June 30, 2008	1.30	x
September 30, 2008	1.35	x
December 31, 2008	1.35	x
March 31, 2009 and Thereafter	1.40	x

Consolidated Fixed Charge Coverage Ratio. The Fourth Amendment revised the Consolidated Interest Coverage Ratios for each of the periods through the maturity of the loans under the Senior Credit Agreement as follows:

Quarter-End Date	Consolidated Fixed Charge Coverage Ratio

December 31, 2005	0.65	x
March 31, 2006	0.65	x
June 30, 2006	0.65	x
September 30, 2006	0.65	x
December 31, 2006	0.65	x
March 31, 2007	0.75	x
June 30, 2007	0.75	x
September 30, 2007	0.80	x
December 31, 2007	0.80	x
March 31, 2008	0.80	x
June 30, 2008	0.80	x
September 30, 2008	0.80	x
December 31, 2008	0.80	x
March 31, 2009 and Thereafter	0.80	x

Consolidated Senior Leverage Ratio. The Fourth Amendment revised the Consolidated Senior Leverage Ratios for each of the periods through the maturity of the loans under the Senior Credit Agreement as follows:

Quarter-End Date	Consolidated Senior Leverage Ratio

December 31, 2005	6.00	x
March 31, 2006	6.00	x
June 30, 2006	6.00	x

September 30, 2006	6.00	x
December 31, 2006	5.25	x
March 31, 2007	5.00	x
June 30, 2007	5.00	x
September 30, 2007	5.00	x
December 31, 2007	5.00	x
March 31, 2008	5.00	x
June 30, 2008	4.75	x
September 30, 2008	4.75	x
December 31, 2008	4.75	x
March 31, 2009 and Thereafter	4.60	x

New Financial Covenants. The Fourth Amendment incorporated three new financial covenants; namely, a minimum Bank EBITDA test for the first three quarters of 2006, a one-time consolidated first lien senior debt ratio related to the Senior Secured Financing and a consolidated first-lien leverage ratio.

Minimum Consolidated EBITDA. The Fourth Amendment included a minimum Bank EBITDA test for the first three quarters of 2006. The minimum levels are as follows:

Test Period	Minimum Consolidated EBITDA

Three Months Ended March 31, 2006	$5,400,000
Six Months Ended June 30, 2006	$16,600,000
Nine Months Ended September 30, 2006	$32,500,000

One-Time Consolidated First-Lien Ratio. The Fourth Amendment defined “One-Time Consolidated First Lien Ratio” as the ratio of (x) the sum of the aggregate principal amount of all Tranche A Term Loans and Tranche B Term Loans as of such date plus the aggregate principal amount of all Revolving Loans as of such date to (y) the Bank EBITDA for the fiscal quarter immediately prior to such date. Merisant must test the One-Time Consolidated First Lien Ratio on the closing of the Senior Secured Financing, and the ratio must be equal to or less than 3.00x after giving effect to the Senior Secured Financing and the use of proceeds therefrom.

Consolidated First-Lien Leverage Ratio. The Fourth Amendment defined “Consolidated First-Lien Leverage Ratio” as the ratio of (x) the sum of the aggregate principal amount of all Tranche A Term Loans and Tranche B Term Loans as of such date plus the aggregate Revolving Credit Commitments as of such date to (y) the Bank EBITDA for the four quarters immediately prior to such date. The Consolidated First-Lien Leverage Ratio test will only be applied after the closing of the Senior Secured Financing. The Consolidated First-Lien Leverage Ratios through the maturity of the Senior Credit Agreement are as follows:

Quarter-End Date	Consolidated First-Lien Leverage Ratio

September 30, 2006	3.25	x
December 31, 2006	3.00	x
March 31, 2007	3.00	x
June 30, 2007	2.50	x
September 30, 2007	2.50	x
December 31, 2007	2.50	x
March 31, 2008	2.50	x
June 30, 2008	2.50	x
September 30, 2008	2.50	x
December 31, 2008	2.50	x
March 31, 2009 and Thereafter	2.25	x

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

Indebtedness. The Fourth Amendment revised the negative covenant in the Senior Credit Agreement that limits the ability of Merisant to incur additional indebtedness by permitting Merisant to raise up to $85 million in connection with the Senior Secured Financing, borrow up to $200 million from its Swiss subsidiary under a revolving note that will mature in 2011 and to lend up to $500,000 per year to Merisant Worldwide to cover that entity’s operating expenses. Prior to the consummation of the Senior Secured Financing, Merisant will not be permitted to incur secured indebtedness except in the form of capital leases related to the acquisition of information technology equipment, the basket for Foreign Overdraft Guarantees, as defined in the Senior Credit Agreement, will be reduced from $10 million to $5 million, the general $5 million basket for other indebtedness may not be used, and Merisant may not incur indebtedness in connection with the acquisition of any entity.

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

Restricted Payments. The Fourth Amendment restricts Merisant’s ability to pay dividends to Merisant Worldwide for the purpose of purchasing the common stock of Merisant Worldwide and provides that Merisant Worldwide may incur management fees so long as these fees accrue but are not paid until after all of the loans outstanding under the Senior Credit Agreement have been paid in full.

Investments. The Fourth Amendment reduces the aggregate amount of inter-company investments that Merisant may make in its foreign subsidiaries from $15 million to $5 million prior to the consummation of the Senior Secured Financing. The Fourth Amendment also reduces the general basket for investments not permitted by other exceptions to the limitation on investments from $30 million to $5 million prior to the consummation of the Senior Secured Financing. In addition, the Fourth Amendment permits Merisant to acquire Whole Earth Sweetener Company LLC from Pegasus Partners II, L.P. This acquisition was completed on March 28, 2006.

Joint Ventures With Affiliates. None of Merisant Worldwide, Merisant or any of their subsidiaries will be permitted to make or incur any expenditures, direct or indirect, including without limitation overhead, in connection with, or permit any of their employees to devote any of their time to, the development, marketing, manufacturing, or distribution of any products (including without limitation sweetener products) unless all proprietary rights to such products are wholly owned by Merisant or a wholly owned subsidiary of Merisant. This covenant will not apply to transactions with unaffiliated third parties and Merisant’s joint venture in the Philippines so long as the transaction is consistent with practices in the ordinary course of Merisant’s business or otherwise consistent with Merisant’s existing manufacturing production methods, lines of business, and products.

Corporate Restructuring. Currently Merisant Company 2, Sarl, Merisant’s Swiss subsidiary, is owned through two intermediary foreign entities. The Fourth Amendment contains an undertaking by Merisant to use diligent efforts to take such corporate actions as may be necessary, including the consolidation or liquidation of the intermediary foreign entities, so that all of the capital stock of Merisant Company 2, Sarl will be owned directly by Merisant Company or a domestic subsidiary of Merisant. Merisant’s Swiss subsidiary will be permitted to make loans to Merisant pursuant to the intercompany revolver note in lieu of paying dividends to the extent and only for so long as the payment of dividends would be adverse to Merisant’s business, property, operations or condition (financial or otherwise), is not permitted by applicable law or is subject to any necessary corporate or governmental approvals that have not been obtained and remain in effect.

Increased Interest Expense. The Fourth Amendment increased the interest rates of all term loans and revolver loans to euro-LIBOR or LIBOR plus 425 basis points commencing on the date of the Fourth Amendment. The interest rate on all loans outstanding under the Senior Credit Agreement will increase to euro-LIBOR or LIBOR plus 525 basis points beginning on June 30, 2006, and then to euro-LIBOR or LIBOR plus 625 basis points beginning on September 30, 2006 if Merisant has not completed the Senior Secured Financing or a refinancing of the entire Senior Credit Agreement by those dates.  Merisant is also subject to a minimum Bank EBITDA test during the period prior to completing the Senior Secured Financing or a refinancing of the entire Senior Credit Agreement. As a result of the Fourth Amendment, Merisant’s cash interest cost for the outstanding balances on the Term A and Term B loans under the Senior Credit Agreement as of March 31, 2006 would increase by approximately $0.5 million for the three months ended June 30, 2006 if the Senior Secured Financing is not complete prior to June 30, 2006, then by approximately $1.0 million for the three months ended September 30, 2006 if the Senior Secured Financing is not complete prior to September 30, 2006 and then by approximately $1.5 million for the three months ended December 31, 2006 if the Senior Secured Financing is not completed prior to December 31, 2006.

Including the impact of Merisant’s open interest rate protection agreements described under “Quantitative and Qualitative Disclosure About Market Risk — Foreign Currency and Interest Rate Risks”, the effective cash interest rate on all borrowings under the Senior Credit Agreement was approximately 9% as of March 31, 2006. The increases in the euro LIBOR and LIBOR spreads as a result of the Fourth Amendment and the impact of any Senior Secured Financing or refinancing of the Senior Credit Agreement are all expected to result in an increase in the effective cash interest rate in the future.

Merisant’s ability to make scheduled payments of principal of, or to pay the interest on, or to refinance its indebtedness, including the notes and its Senior Credit Agreement, or to fund planned capital expenditures will depend on its ability to generate cash in the future. This ability, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory, and other factors beyond Merisant’s control.

Senior Secured Financing

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

The Fourth Amendment also stipulates certain provisions of any inter-creditor agreement between the current lenders under the Senior Credit Agreement (the “First Lien Lenders”) and the new lenders in connection with the Second Lien Financing. These required terms include the following:

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

On April 14, 2006 Merisant launched its efforts to raise Second Lien Financing.

Forward Looking Statements

Certain information included or incorporated in this report may be deemed to be “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. All statements, other than statements of historical facts, included or incorporated in this report, are forward-looking statements. In particular, statements made under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” relating to overall volume trends, pricing trends and industry forces, anticipated results, expectations for funding capital expenditures and operations and increased market share and the sufficiency of capital to meet working capital, capital expenditures requirements and strategies are forward-looking statements. When used in this document, the words “anticipate,” “estimate,” “project” and similar expressions are intended to identify forward-looking statements.

These statements are based on assumptions and assessments made by management in light of their experience and their perception of historical trends, current conditions, expected future developments and other factors they believe to be appropriate. Any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results, developments and business decisions to differ materially from those contemplated by such forward-looking statements. The Company disclaims any duty to update any forward-looking statements. Some of the factors that may cause actual results, developments and business decisions to differ materially from those contemplated by such forward-looking statements include the following:  changes in consumer preferences and nutritional and health-related concerns; increased competition; changes in the terms on which the Company may obtain aspartame; damaged consumer confidence in the Company’s products as a result of health-related allegations; product liability claims; fluctuations in exchange rates and other currency risks; disruptions in the Company’s business as a result of strikes or work stoppages; changes in the Company’s relationship with its largest distributor; and changes in economic and political conditions in the countries in which the Company markets and produces its products.

Item 3:  Quantitative and Qualitative Disclosures About Market Risk

Foreign Operations

With approximately 64% and 59% of Merisant’s consolidated total net sales generated by its subsidiaries outside of the United States in the three months ended March 31, 2005 and March 31, 2006, respectively, Merisant’s ability to obtain funds necessary to meet its obligations is subject to applicable laws, foreign taxes and intercompany pricing laws, including those relating to the flow of funds between Merisant’s foreign affiliates pursuant to, for example, purchase agreements, licensing agreements or other arrangements. Historically, the Company received a vast majority of funds from its foreign affiliates through its Swiss subsidiary in the form of payments pursuant to a promissory note. The note was repaid in full in January 2006. On March 30, 2006 Merisant issued a revolver note to its Swiss subsidiary, which will mature in 2011. Merisant may borrow up to $200 million from its Swiss subsidiary during the term of the revolver note, and Merisant expects to repatriate cash to the United States through borrowings under this revolver note. Regulators in the United States and other foreign countries where Merisant operates may closely monitor its corporate structure and how it effects intercompany fund transfers.

In addition, as of March 31, 2006, foreign affiliates comprised approximately 46% of Merisant’s consolidated total assets. Accordingly, the Company has experienced and will continue to be exposed to foreign exchange risk.

Foreign Currency and Interest Rate Risks

Inherent in Merisant’s operations are certain risks related to changes in foreign currency exchange rates and interest rates. The Company bears foreign exchange risk because a majority of Merisant’s financing was obtained in U.S. dollars although a significant portion of its revenues are earned in the various currencies of its foreign subsidiaries’ operations. Under Merisant’s Senior Credit Agreement, a portion of its financing was obtained in euros. This euro-denominated loan decreases Merisant’s transactional exposure to euro exchange fluctuations until the euro principal and interest are repaid. Any decrease in sales and earnings from euro denominated countries that results from the euro weakening against the U.S. dollar is currently more than offset by the decrease in the euro denominated debt obligations (i.e., foreign currency transaction gain) and interest expense that also results from such a decrease in exchange rate. Likewise, any increase in sales and earnings from the euro denominated countries that results from a strengthening euro against the U.S. dollar partially offsets the increase in the euro denominated debt obligations (i.e., foreign currency transaction loss) and interest expense that results from such an exchange rate increase.

A significant portion of Merisant’s debt bears interest at a fixed rate. Interest rate exposure results from Merisant’s floating rate borrowings. For the three month period ended March 31, 2006, a 1.0% per annum increase or decrease in interest rates would have resulted in an increase or decrease in cash interest expense for Merisant’s Term A and Term B loans of approximately $0.5 million, excluding the impact from the interest rate derivatives that were still in place for the majority of the three month period ended March 31, 2006.

In the normal course of business, the Company identifies risks relating to foreign currency exchange rates and interest rates and mitigates their financial impact through corporate policies and, at times, through the use of derivative financial instruments. The Company uses derivatives only where there is an underlying exposure and does not use them for trading or speculative purposes. The counter parties to the hedging activities are highly rated financial institutions. The Company did not have any foreign currency forward exchange contracts or interest rate derivatives outstanding at March 31, 2006.

Inflation Risk

Inflation is not expected to have a material impact on the Company’s business, financial condition or results of operations. In markets outside the United States in countries with higher inflation, the Company generally has been able to offset the impact of inflation through a combination of cost-cutting measures and price increases.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company conducted an evaluation, under the supervision of the Chief Executive Officer and Chief Financial Officer, of the effectiveness as of December 31, 2005 of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 15d-15(e)). Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2005, the Company’s disclosure controls and procedures need improvement and were not effective to provide reasonable assurance that information required to be disclosed by the Company in reports that it files with the SEC or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. In making this conclusion, the Chief Executive Officer and Chief Financial Officer considered the material weaknesses in the Company’s internal controls over financial reporting and the status of the corrective actions to remedy those material weaknesses described below. In its reevaluation of the Company’s disclosure controls and procedures as of March 31, 2006, the Chief Executive Officer and the Chief Financial Officer noted certain incremental improvements. However, the Company has not formally documented and tested all of its potentially remediated controls to affirmatively conclude that such controls are operating effectively.

The certifications of the Chief Executive Officer and Chief Financial Officer required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 appear as exhibits to this report. The disclosures sets forth in this Item 4 contain information concerning the evaluation of our disclosure controls and procedures, and changes in internal controls over financial reporting, referred to in paragraphs 4(b) and (c) of the certifications. The certifications should be read in conjunction with this Item 4 for a more complete understanding of the topics presented.

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

Income Taxes. The income tax accounts were reconciled at year-end and quarter-end. The Company continues to use an outside adviser to assist with its taxes and reconciliations on a regular basis as well as to assist with training our finance personnel on tax accounting matters. In addition, the Company has hired an internal tax manager to further build its core competencies in the tax area.

Inventory. The inventory accounts were substantially reconciled at year-end and quarter-end. While the entire inventory process, from acquiring raw materials to shipping finished goods, requires frequent manual intervention, the Company has implemented critical monthly and annual controls to ensure that the inventory accounts presented in our financial statements are fairly stated. Specifically, the following actions are taken:

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

Fixed Assets. The North America fixed asset accounts were reconciled at year-end and quarter-end. Prior to 2004, certain fixed assets were accounted for on a manual spreadsheet, which led to errors. In 2004, the fixed asset spreadsheet was reviewed and corrected. The corrected asset values and depreciable lives were uploaded into the SAP fixed asset module, automating the process. In the EAME region, the manual fixed asset process mentioned above is currently used. During 2005, the Company performed a physical inventory and reconciliation of fixed assets, including reviewing each asset’s depreciable life. The Company intends to implement the SAP fixed asset module for the region. All fixed asset accounts were reconciled at year-end and quarter-end.

Accrued Trade Promotions. The accrued trade promotion account was reconciled at year-end and quarter-end. Throughout 2005 and the first quarter of 2006, the Company has continued to refine its detailed methodology for estimating and accruing trade marketing expenses.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, the Company is involved in litigation concerning its business operations.

In October 2004, the Company requested the National Advertising Division of the Council of Better Business Bureaus, referred to as the NAD, to review advertising and other claims made by McNeil Nutritionals, LLC (“McNeil”) in connection with its Splenda® brand sweetener. The Company believed and continues to believe McNeil’s Splenda® advertising to be false and misleading. Despite McNeil’s previous use of the NAD for such disputes and the NAD’s industry-wide, self-regulatory nature, McNeil refused to allow their advertising claims to be judged by the NAD and instead sought to have the issue considered by the United States District Court for the District of Puerto Rico. Under NAD rules, McNeil’s filing in Puerto Rico precluded the NAD from reviewing the matter or referring McNeil’s advertising to the Federal Trade Commission. In order to have McNeil’s advertising addressed by a jury and court in the continental United States familiar with McNeil’s claims, on November 26, 2004, the Company filed a federal and state false advertising complaint against McNeil in the United States District Court for the Eastern District of Pennsylvania. That suit continues today and seeks to have McNeil’s Splenda® campaign stopped because of its misleading nature and seeks significant damages resulting from the impact McNeil’s false advertising has had on the Company’s sales. On January 13, 2005, McNeil voluntarily dismissed its action in Puerto Rico and in April 2005 McNeil amended its answer to the Company’s complaint in the Pennsylvania action to add a counterclaim against the Company alleging that its Equal® Sugar Lite™ packaging and advertising were misleading. McNeil alleged that on a volumetric basis, Equal® Sugar Lite™ does not deliver half the calories of a cup of sugar. The Company’s own investigation has confirmed that when measured by weight, in accordance with the formulation for Equal® Sugar Lite™, measurements for Equal® Sugar Lite™ are correct under the FDA compliance standards for measurement by weight. While certain product produced by third party vendors had measurements that may have been volumetrically inaccurate due to manufacturing and packaging issues, the manufacturing and packaging process for Equal® Sugar Lite™ has since been adjusted to ensure volumetric accuracy, all the while ensuring that the product’s weight remained accurate in accordance with FDA compliance standards. The Company notified consumers of the volumetric issues and offered a replacement package of Equal® Sugar Lite™ or a coupon for a dollar off a new package of the product to affected consumers. At March 31, 2006, the Company believes that sufficient reserves are in place to address any remaining inventory on hand or lingering returns from customers associated with this issue.

On February 15, 2006, a putative consumer class action lawsuit was filed against the Company in the United District Court for the Northern District of Illinois Eastern Division alleging that the Company’s Equal® Sugar Lite™ packaging and advertising were misleading. The plaintiffs alleged that on a volumetric basis, Equal® Sugar Lite™ does not deliver half the calories of a cup of sugar.  On April 17, 2006, the Company filed a motion to dismiss the lawsuit for failure to state a claim upon which relief may be granted. If the court does not grant the Company’s motion to dismiss, the Company intends to vigorously oppose the merits of the lawsuit, as well as the appropriateness of class certification. As noted above, the manufacturing and packaging process for Equal® Sugar Lite™ has been adjusted to ensure volumetric accuracy, all the while remaining accurate in accordance with FDA compliance standards based on weight.  In addition to ensuring that manufacturing and packaging processes were accurate, the Company took steps to correct statements on packaging at distribution centers containing Equal® Sugar Lite™ product that may not have been volumetrically accurate, provided notice to consumers on its website and offered consumers who may have purchased such product without corrected packaging a replacement package of Equal® Sugar Lite™ or a coupon for a dollar off a new package of the product. As such, the Company also believes the putative class action suit to be moot. In an unrelated decision by management related to consumer demand for the product, the Company stopped manufacturing Equal® Sugar Lite™ in November 2005.

Merisant Europe B.V.B.A., Merisant’s Belgium subsidiary, entered into a co-branding agreement with Galleria Srl, a company through which the Italian designer Elio Fiorucci operates. Under this co-branding arrangement, Merisant Europe produced a line of Canderel® tablet dispensers that featured designs and trademarks from Mr. Fiorucci’s “Love Therapy by Elio Fiorucci” collection. The co-branding arrangement contains a representation and warranty that Galleria owns all rights in the name “Love Therapy by Elio Fiorucci” and associated designs and further provides that Galleria will indemnify and hold Merisant Europe and its affiliates harmless against damages resulting from or related to its use of the name and designs pursuant to the agreement. Beginning in 2005, Merisant Europe sold tablet dispensers with the “Love Therapy by Elio Fiorucci” designs in Italy. Edwin & Co. Ltd.

has claimed that it owns all rights in Mr. Fiorucci’s name and in the designs used by the Company and has filed suit against Merisant Europe in Milan, Italy. On or about March 17, 2006, the court in Milan enjoined Merisant Europe from producing or selling the tablet dispensers after the date of the court order. The Company no longer produces the dispensers and has stopped selling dispensers to its distributor in Italy and to customers through the Internet. Merisant Europe has filed an appeal and will vigorously oppose the court’s order. Merisant Europe will also enforce its indemnification rights under its co-branding arrangement with Galleria Srl.

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

Item 1A:  Risks Related to Our Business

The most significant risk factors applicable to the Company are described in Part I, Item 1A “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. There have been no material changes from the risk factors previously disclosed in the Company’s report on Form 10-K.

Item 6.  Exhibits

Exhibit No.	Description

10.1

Fourth Amendment to the Credit Agreement, dated as of March 29, 2006, among Merisant Company, Merisant Worldwide, Inc., the lenders named therein and Credit Suisse, as administrative agent (incorporated by reference to Exhibit 10.5 of Merisant Worldwide, Inc.’s Annual Report on Form 10-K filed on March 31, 2006).

10.2

Revolver Note dated as of March 30, 2006 from Merisant Company to Merisant Company 2, Sàrl (incorporated by reference to Exhibit 10.7 of Merisant Worldwide, Inc.’s Annual Report on Form 10-K filed on March 31, 2006).

10.3

Termination Agreement dated March 31, 2006 by and between Merisant US, Inc. and Heinz U.S.A., a division of H. J. Heinz Company (incorporated by reference to Exhibit 10.1 of Merisant Worldwide, Inc.’s Form 8-K filed on April 4, 2006).

10.4

Distribution Agreement dated February 14, 2006, by and between Merisant US, Inc. and ACH Food Companies, Inc. (incorporated by reference to Exhibit 10.1 of Merisant Worldwide, Inc.’s Form 8-K filed on February 17, 2006).

10.5	Employment Agreement dated January 24, 2006 between Jonathan W. Cole and Merisant Company (incorporated by reference to Exhibit 10.2 of Merisant Worldwide, Inc.’s Form 8-K filed on January 30, 2006).

10.6	Merisant Company 2006 Supplemental Incentive Plan (incorporated by reference to Exhibit 10.1 of Merisant Worldwide, Inc.’s Form 8-K filed on January 30, 2006).

31.1	Certificate of Paul R. Block pursuant to Rule 15d-14 under the Securities Exchange Act of 1934.

31.2	Certificate of Anthony J. Nocchiero pursuant to Rule 15d-14 under the Securities Exchange Act of 1934.

32.1	Certificate of Paul R. Block pursuant to 18 U.S.C. Section 1350.

32.2	Certificate of Anthony J. Nocchiero pursuant to 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MERISANT WORLDWIDE, INC.

Date: May 12, 2006	By:	/s/ Anthony J. Nocchiero
Anthony J. Nocchiero
Chief Financial Officer
(on behalf of the Company and in capacity
of principal financial officer)