Form 10-K
period 2006-12-31
Merisant Worldwide, Inc.
filed 2007-03-23
CIK 1283664

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes     ☒     No     ☐

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

As of March 23, 2007, the registrant had 9,089,380 shares of common stock, par value $.01 per share, outstanding.

PART I

Item 1.                                   Business.

Overview

Our company is a worldwide leader in the marketing of low-calorie tabletop sweeteners, with an estimated 23% dollar share as of December 31, 2006 of a stable global retail market, which we estimate at $1.5 billion.  We believe that our company has the leading dollar market share as of December 31, 2006 in approximately half of what we estimate as the top twenty markets for low-calorie tabletop sweetener sales.  Our premium-priced brands, Equal® and Canderel®, are among the most recognized low-calorie tabletop sweetener products in the world, with aided brand awareness estimated at between 85% and 95% in our four top markets.  In addition to Equal® and Canderel®, we market our products under eighteen other regional brands that enjoy significant brand recognition in their target markets.  We sell our brands in over ninety countries.

Our business is the result of over 25 years of history in the low-calorie tabletop sweetener industry, first as a division of G.D. Searle & Co. (“Searle”) and later Monsanto Company (“Monsanto”).  Searle invented the key sweetening ingredient in many of our products, aspartame, in 1965.  Aspartame was first approved for consumer use in France in 1979, where Searle marketed the product under the Canderel® brand.  By the early 1980s, Canderel® was being marketed in much of Europe.  In 1981, the U.S. Food and Drug Administration approved the tabletop use of aspartame.  The following year, Searle launched Equal® in the United States.  Monsanto entered the sweetener market in 1985 through its acquisition of Searle. Our company is a Delaware corporation that was formed in 2000 by an investor group led by an affiliate of Pegasus Capital Advisors, L.P. to acquire Monsanto Company’s tabletop sweetener business.

This business legacy has provided us with a global infrastructure dedicated to the manufacture, marketing and distribution of low-calorie tabletop sweeteners.  Our worldwide headquarters is located in Chicago, Illinois, and we have principal regional offices in Mexico City, Mexico, Neuchâtel, Switzerland, Paris, France and Singapore.  We own and operate manufacturing facilities in Manteno, Illinois and Zarate, Argentina and own processing lines that are operated exclusively for us at plants located in Bergisch and Stendal, Germany.  As of March 23, 2007, we had twenty-three direct and indirect subsidiaries, including four subsidiaries in the United States, eight subsidiaries in Europe, six subsidiaries in Mexico, Central America and South America, and five subsidiaries in the Asia Pacific region, including Australia and India.  In addition, our Swiss subsidiary holds a 50% interest in a joint venture in the Philippines.

Our core business continues to be products sweetened with aspartame, and the Equal® and Canderel® tabletop sweetener products accounted for approximately 87% of our net sales in 2006.   The majority of our eighteen other regional brands around the world are also sweetened with aspartame.

Sales Trends and Strategy

Our company’s premium-priced brands had enjoyed a dominant market position among low-calorie sweeteners in many of our key markets.  In recent years, however, we have faced significant competition from McNeil Nutritionals LLC, a subsidiary of Johnson & Johnson (“McNeil”), which markets and distributes the artificial sweetener Splenda®.  Splenda® is sweetened with sucralose, which is produced by Tate & Lyle PLC through a complex chemical process that converts sucrose molecules into a synthetic compound. From December 2002 to December 2006, Splenda®’s dollar share of the United States retail grocery market has grown from approximately 15% to 62% and has surpassed that of Equal® to become the number one premium low-calorie sweetener in the United States.  While we believe that the introduction of Splenda® has increased the size of the market for low-calorie sweeteners in general, our net sales have declined during this period, particularly in North America which had accounted for 46% and 42% of our net sales in 2003 and 2006, respectively.  As a result of declining net sales, we have experienced significant declines in our Bank EBITDA from $110.2 million in 2003 to $67.2 million in 2006.  For a description of Bank EBITDA and a reconciliation of Bank EBITDA to cash flow from operating activities, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources”.

We believe that there are opportunities for future growth in the low-calorie tabletop sweetener and sweetened food category and that our company is positioned to pursue these opportunities.  Despite recent declines in net sales, our premium brands Equal® and Canderel® are among the most recognized low-calorie tabletop sweetener products in the world, with aided brand awareness estimated between 85% and 95% in our top four markets.

Paul Block was appointed Chief Executive Officer in November 2004 and has led an initiative to strengthen our company’s core brands, improve the efficiency of our operations, reduce costs and transform our company into a sweetener and sweetened food company.   Mr. Block has recruited individuals from outside our company and promoted individuals from within the organization to form a new senior management team with the goal of developing a culture of innovation with a focus on the development and launch of new products designed to revitalize the existing customer base and attract new consumers.

Our company seeks to stabilize and then grow revenues through the following five strategic initiatives:

•                  Promote new usage among existing consumers and expand the Equal® and Canderel® brand positioning to attract new consumers through invasive marketing campaigns and improved sales execution.

•                  Pursue the pace of product innovation to bring new aspartame sweetened products and brand extensions to the market.  We launched several new products in 2006 and have additional products in the development pipeline.

•                  Develop and test products that have the potential to transform our company’s brand portfolio. We have developed an all-natural, zero-calorie sweetener that is being marketed under the Sweet Simplicity™ brand for our subsidiary, Whole Earth Sweetener Company LLC. Currently, this innovative product has achieved national distribution at 137 Wild Oats or affiliated stores, approximately 80 Whole Foods stores (of their 192 stores in total) and has also been sold into approximately 100 independent organic retail outlets across the United States. In February, 2007, Whole Foods and Wild Oats announced the signing of a definitive merger agreement under which Whole Foods will acquire the outstanding common stock of Wild Oats.  Whole Foods has stated that it expects to close the transaction in April 2007, after which Whole Foods will own approximately 65% of the distribution in the national organic retail channel.

•                  Dedicate significant resources to improving the efficiency of operations by, among other things, implementing supply chain-based programs to streamline manufacturing capabilities and improving the efficiency of certain support services.   We have successfully reduced costs and made our business more efficient, which has significantly contributed to the current stabilization of Bank EBITDA compared to 2005.

•                  Offer private label low-calorie sweeteners to retail and food service customers and leverage supply chain expertise globally.

We believe that the development and introduction of new products under our Equal® and Canderel® brands may help to stabilize our core business while innovative, all-natural sweeteners and sweetened food products under our Sweet Simplicity™ brand for Whole Earth Sweetener Company present growth opportunities for us. However, we may be constrained in our ability to realize fully the value of these new products as a result of our current capital structure. The successful launch of new products and marketing of our core brands requires capital, and we must use a significant portion of our cash flows from operations to service our outstanding debt. We had an aggregate of $546.0 million of long-term debt outstanding at December 31, 2006, including capital lease obligations, and paid $44.3 million in interest costs for the year ended December 31, 2006, $22.0 million of which represented interest payments on Merisant Company’s 9 ½% senior subordinated notes due 2013 (the “Notes”). If we cannot generate cash flows from operations significantly in excess of our short-term debt obligations, we may not have the resources required to fully realize the value of our strategic initiatives.  We may engage in discussions from time to time with our lenders and noteholders on ways to optimize our capital structure.

Brands

Our two largest brands, Equal® and Canderel®, are among the most recognized low-calorie tabletop sweetener products in the world, with aided brand awareness estimated at between 85% and 95% in our top four markets in 2006. Our consumer research also indicates that our company’s premium-priced brands enjoy significant loyalty. Equal® is our premium-priced brand sold mainly in North America and the Asia/Pacific region and Canderel® is our premium-priced brand, sold mainly in the Europe, Africa and Middle East region (“EAME”) and Mexico. Our remaining brands are primarily targeted at specific countries or markets. Our company’s global brand positioning for certain key brands is described in the table below:

Brand	Key Markets	Price Point
Equal®	United States, Puerto Rico, Australia, New Zealand, Canada South Africa	Premium Mid-Priced

Canderel®	France, UK, Belgium, Netherlands, South Africa, Mexico, Hungary	Premium

Sweet Simplicity®	United States	Premium

SweetMate®	United States	Value

EqualSweet®	Argentina Mexico	Premium Value

Misura®, Mivida™	Italy	Mid-priced

Sucaryl™	Argentina, Mexico	Value

Chuker™	Argentina	Value

Our trademark portfolio is of material importance to our business and we have invested substantially in the promotion and development of our trademarked brands. Other than NutraSweet®, we own all of the trademarks that we use in the United States, including Equal®. Our Swiss subsidiary holds our foreign trademark registrations, including Canderel®.

The NutraSweet Company (“NutraSweet”) had granted us worldwide licenses to use the NutraSweet® trademark in connection with the sale of tabletop sweetener products that contain aspartame purchased from NutraSweet. The license agreement requires the purchase of an annual minimum volume of aspartame from NutraSweet to continue the use of the trademark.  As a result of the initiation of a multi-supplier strategy for aspartame to substantially improve the cost efficiency of our aspartame supply, we did not require the minimum purchase volume needed in 2006 to maintain the license agreement.  NutraSweet delivered written notice to us on January 2, 2007 of termination of the license agreement, which is effective six months after such notice. We have been implementing programs aimed at neutralizing any future cash flow impact from the discontinuation of the NutraSweet® product line.

Segment Overview

Our company’s reportable segments are organized and managed principally by geographic region: North America, EAME, Latin America and Asia/Pacific.  We review Operating EBITDA to evaluate segment performance and allocate resources.  Our assets, which are principally in the United States and Europe, are also managed geographically.  Additional financial information regarding our reportable segments can be found in Note 15 to the audited consolidated financial statements found elsewhere in this document.

The following table provides the regional breakdown of our net sales and Operating EBITDA for the year ended December 31, 2006:

Segment	% of Net Sales	% of Operating EBITDA (1)
North America (2)	42%	49%
EAME	39%	35%
Latin America	12%	9%
Asia/Pacific	7%	7%

(1)   Operating EBITDA consists of segment earnings before interest expense, income tax expense, depreciation and amortization as well as items such as expenses related to restructuring charges, certain significant charges related to new product development and launch costs, costs related to the transition to a new exclusive distributor in the United States and certain other non-cash or excludable charges or losses.  Other expense (income), net, as reported in the audited consolidated financial statements, is included in Operating EBITDA of the respective reportable segment, except for the portion of other expense (income), net that relates to the foreign currency transaction gains or losses associated with our euro-denominated debt, unrealized gains or losses on derivative instruments and certain other non-recurring gains and non-cash losses.  Corporate expenses include corporate staff and related amounts. Corporate expenses, interest and other expenses, the provision for income taxes and certain new product development and launch costs are centrally managed and, accordingly, such items are not presented by segment or included in Operating EBITDA since they are excluded from the measure of segment performance reviewed by management.

(2)   North America segment results exclude immaterial sales and $3.3 million of negative Operating EBITDA results related to a new product launch which we evaluate separately from the geographical segments.

North America

The North American segment, comprised of the United States and Canadian markets, accounted for 42% ($124.8 million) of total net sales and $45.7 million of Operating EBITDA in 2006. The majority of North American net sales are derived from Equal® branded products. We also offer lower priced products, such as SweetMate® (both an aspartame and a saccharin ingredient product) and manufacture private label products for third parties, as part of our portfolio strategy designed to offer U.S. consumers various price options and to compete in the market for value priced products.  In North America, product is sold primarily in powder form, in sachets and in jars.

Brands.    We primarily market one premium brand in North America: Equal®. Equal® represented approximately 92% of regional net sales in 2006. In addition, Equal® enjoyed consumer loyalty of 61% in the United States in 2006 based on survey data that we commissioned. Other lower priced products and contract manufacturing sales represented the remainder of the region’s net sales before consumer incentive expenses in 2006. Equal® was launched in the United States in 1982 and it has been a leading low-calorie tabletop sweetener in the region for several years. Equal® has been able to maintain a premium pricing strategy due to its strong brand equity, strong product performance and marketing initiatives. We have continued to drive category innovation through the introduction of multiple product forms and packaging.

Marketing.    With a 95% aided brand awareness level according to syndicated market data available to us, Equal® has established strong brand equity.  In 2006, we initiated a new marketing campaign aimed at maintaining and increasing usage among the brand’s core users and bringing new users to the brand.  A new national radio advertising campaign was launched in January 2007.

Distribution.    We have developed a multi-channel distribution and selling strategy in North America that enables us to focus on key retail customers while maintaining broad customer support for our brands throughout all outlets. These channels include:

•                  U.S. food (grocery and pharmacy) retail, which represented 33% of regional sales excluding consumer incentive expenses and contract manufacturing sales in 2006;

•                  U.S. food service distributors wholesale, which represented 33% of regional sales excluding consumer incentive expenses and contract manufacturing sales in 2006;

•                  U.S. club/warehouse retail, which represented 19% of regional sales excluding consumer incentive expenses and contract manufacturing sales in 2006;

•                  U.S. mass merchandisers retail, which represented 9% of regional sales excluding consumer incentive expenses and contract manufacturing sales in 2006;

•                  U.S. other direct, which represented 2% of regional sales excluding consumer incentive expenses and contract manufacturing sales in 2006; and

•                  Canada & other, which represented 4% of regional sales excluding consumer incentive expenses and contract manufacturing sales in 2006.

This U.S. distribution strategy involves three selling methods:

•                  Sales through our sole U.S. distributor, ACH Food Companies, Inc. (“ACH”), to retail grocery stores, pharmacies, food wholesalers and food service distributors and operators. Key customers served by ACH include Safeway, Kroger, Publix, Super Valu, Alliant Food Service and Sysco. ACH handles the order processing, warehousing, trade marketing and distribution of the product. ACH takes title to the product and an item is recorded as a sale when received by ACH. Effective May 5, 2006, ACH replaced H.J.Heinz Company (“Heinz”) as our sole U.S. distributor.  Approximately 55% of regional sales excluding consumer incentive expenses and contract manufacturing sales in 2006 were distributed by Heinz and ACH.

•                  Direct sales to large mass merchandisers, club/warehouse retailers, deep discount stores and food service companies. Key customers include Kmart, Wal-Mart, Sam’s Club, BJ’s, Costco, Dollar General, Starbucks and McDonald’s. These customers represented approximately 36% of regional sales excluding consumer incentive expenses and contract manufacturing sales in 2006.

•                  Sales through brokers to provide national coverage of smaller mass merchandisers and to provide product to office coffee service operators and distributors, representing approximately 9% of regional sales excluding consumer incentive expenses and contract manufacturing sales in 2006.

EAME

The EAME segment consists of the relatively mature markets in Western Europe and the growing markets in Eastern Europe, South Africa, and the Middle East.  The EAME segment accounted for 39% ($114.3 million) of total net sales and $32.9 million of Operating EBITDA in 2006. Of the $114.3 million of regional sales in 2006, France represented 39%, the UK and Ireland represented 17%, Belgium represented 10%, South Africa represented 8%, Italy represented 5% and all other markets within the region represented 21%. In this region, product is primarily sold in tablet and powder forms and we rely upon Kruger GmbH & Co. (“Kruger”), under an exclusive third party manufacturing contract, to source a large percentage of our products.

Brands. Canderel® became the world’s first aspartame-based product when it was introduced to the French market in 1979 and is currently the only significant pan-European brand on the market. Canderel® accounted for the majority of EAME’s 2006 net sales. Canderel® is marketed in a variety of different product forms, of which the tablet form is the most popular.  Canderel®’s brand equity has enabled us to command a premium price over our competitors in the tabletop sweetener market.

Marketing. Canderel® has been the pan-European brand leader of the low-calorie tabletop sweetener market, holding the #1 position in key markets, such as France and the UK. To differentiate ourselves from the competition and to reach new consumer segments, we have regularly developed new product offerings of Canderel®.  In markets where Canderel® has established strong brand equity, we have introduced products under the umbrella Canderel® brand. These products include chocolate products sold in France, Portugal, Belgium, Hungary, South Africa and the UK and, more recently, vanilla & lemon flavored sweeteners. The new flavored sweeteners were supported by television advertising and increased France sales, mainly in the last quarter of 2006.  We also tested a new flavored sweetener for water called Canderel DélicéO®.  Based on the success of this market test, we are evaluating expansion of this product in 2007.  These additional products have created business opportunities and further strengthened the brand position through cost-effective umbrella advertising and promotion.

Splenda®, our competitor’s product, was launched in France in July, but was slow to gain distribution and was not supported with an advertising campaign during 2006. Splenda® dollar market share in France remained at less than 1% at the end of 2006.  In early 2007, Splenda® commenced a media campaign and is seeing distribution gains. In the UK, Splenda® did not invest in advertising and maintained its dollar market share at 16% at the end of the year, far below Canderel®’s dollar market share of 31%.

Distribution.  In the EAME region, we make approximately 46% of net sales directly to customers and the remaining sales are made through a network of distributors and brokers.  In several EAME countries, we have moved from a direct sales model to a distributor model in order to reduce infrastructure costs in the region.

Overall, the European retail market is more concentrated than the U.S. retail market, with a small number of large operators accounting for the majority of the sector. We estimate that in 2006, our top fifteen distributors and direct customers in EAME represented approximately 73% of net sales in the region.

Latin America

The Latin American segment, comprised of 26 countries from Mexico to Argentina, accounted for 12% ($34.0 million) of total net sales and $8.9 million of Operating EBITDA in 2006.  Of Latin American regional sales, Mexico accounted for 51%, Argentina accounted for 18%, Puerto Rico accounted for 9% and all other Latin American countries accounted for 22% in 2006. The majority of product sold in Latin America is in the form of liquid and powder, and the majority of the packaging is in bottles (liquid) and sachets (powder). Sachets carry premium prices and correspondingly higher margins.

Brands.    We manage fifteen brands in the region. Canderel® is our largest brand in the region and is sold exclusively in Mexico where it has achieved over 85% aided brand awareness. Equal® is our second largest brand in the region based on revenue. EqualSweet® is sold primarily in Argentina and Mexico and is our third largest brand in Latin America. In addition to the introduction of our core brands in Latin America, we have acquired established regional brands to fill out our portfolio. In 1998, Monsanto acquired the Sucaryl™ brand. Sucaryl™ is sold as a saccharin and saccharin/cyclamate blend in liquid and tablet form, is our value brand in the region and is distributed mainly in Mexico, but also throughout South America. In 2003, we acquired the NoSucar™ brand in Central America, which is the largest brand in Costa Rica, and we had previously launched Same®  in Puerto Rico.  We control nine additional brands in the region. These brands are generally country-specific and have enabled us to strengthen our position in markets including Argentina, Chile, Colombia, Puerto Rico and the Caribbean with a portfolio of products that we can offer at various price options to our consumer and that we can utilize to better address lower-priced competition.

Marketing.    Our marketing strategy in Latin America is aimed at expanding the low-calorie tabletop sweetener category, both in volume and profitability. The majority of volume expansion will be achieved by continuing to attract new users into the category. The current strategy focuses on positioning our brands as being part of a healthy lifestyle. This positioning is in line with the younger demographics of Latin America versus the United States and Europe. Our regional strategy is focused around:

•                                          our top three revenue markets: primarily Mexico, followed by Argentina and Puerto Rico,

•                                          the introduction of new and improved formulations (improved taste) combined with sampling efforts and mass media,

•                                          the positioning of our major brands as part of a healthy and modern lifestyle,

•                                          bringing consumers over time from low-priced to premium-priced brands, and

•                                          improving our distribution network and participating in new channels.

We plan to maintain and continue to strengthen brand equity by bringing new product offerings to the marketplace and investing in the most cost-effective and proven programs that increase consumer demand at point of sale, such as tasting programs, demonstrators and one-to-one communication with consumers, secondary displays and on-pack promotions with host leading brands. As in other regions, we customize our marketing programs in the Latin American region depending upon country specific market conditions.

Distribution.    We have a broad network of approximately 50 distributors throughout the region, through which nearly all of our sales are made. These distributors sell through all major channels in the region to direct accounts and wholesalers.  We sell directly to certain large retailers and continue to seek improvements in this network.

Asia/Pacific

The Asia/Pacific region, comprised of Australia, New Zealand and Asia, achieved net sales of $20.8 million in 2006, accounting for 7% of total net sales and $6.2 million of Operating EBITDA for the year. In this region, sales are primarily in Australia and New Zealand (65% of regional sales in 2006) and product is distributed primarily in tablet form, followed by sachets and powder in jars.

Brands.   The majority of the net sales in the Asia/Pacific region are generated through the sale of one premium-priced brand, Equal®.  Equal® accounts for approximately 97% of the net sales in the region and, due to its premium-priced position, an even higher percentage of the profit in the region.

Marketing.   Our sales in the Asia/Pacific region are driven by our strong presence in Australia and New Zealand and we continue to focus resources on three key growth drivers:

•                                          increasing existing customer loyalty by implementing a pipeline of product and packaging innovations, providing convenience and differentiation;

•                                          bringing new users, targeting younger demographics, to our franchise by repositioning Equal® in Australia/New Zealand as a product that enhances hot beverage flavor and is part of a healthy lifestyle and continuing to build the Equal® franchise in other markets, specifically Thailand, India and China; and

•                                          progressively shifting the Equal® brand from the “need to use” segment to the “choose to use” segment.

Distribution.  In the first half of 2006, our sales and marketing offices in Malaysia, Singapore and Indonesia were closed and broader responsibilities were negotiated and assigned to the distributors in those countries.  An administrative branch is maintained in Singapore for the management of the Asia Pacific region.  Four distinct business hubs were created:  South Asia, based in India and responsible for developing existing trade in India, Pakistan, Sri Lanka and Bangladesh; South East Asia, based in Thailand and responsible for business operations in Thailand, Singapore, Malaysia, Vietnam, Myanmar and Laos; East Asia, based in the Philippines and also responsible for China, Hong Kong & Indonesia; and ANZ based in Sydney and covering Australia, New Zealand, and the Pacific Islands.

 Australia and India have historically been serviced through direct sales or brokers and our own distribution structures.  In late 2006, distributor arrangements were entered into in these two key markets with strategic partners. With the exception of the Philippines, where we operate through a joint venture, all markets now operate under a distributor model.

  Customers

We sell through multiple channels of distribution, including grocery and pharmacy retailers, food service distributors, mass merchandisers and club/warehouse retailers.  We use distributors and brokers to distribute our products throughout the world and sell products directly to selected customers in our largest markets.  In 2006, $63.5 million, or 22% of net sales, were made to Heinz and ACH, our primary distributors to the grocery, pharmacy (ACH only) and food service customers in the United States.  Other than Heinz and ACH combined, no customer, including those serviced by Heinz and ACH, accounted for greater than 10% of total net sales in 2006.  We terminated Heinz and appointed ACH as our exclusive distributor in the United States effective as of May 5, 2006.

Suppliers and Raw Materials

The primary raw materials used in our manufacturing process are aspartame, bulking agents, paper and carton. Aspartame is the biggest component of raw material costs representing at least 19% of total standard cost of goods sold in our top four markets in 2006. Our long-term aspartame supply agreement with NutraSweet expired on December 31, 2005.  In 2006, we consumed aspartame inventories that were purchased to meet minimum volume commitments under the expiring contract with NutraSweet and did not execute any significant aspartame purchases.  For 2007, we have implemented a multi-supplier sourcing strategy for our global aspartame requirements.

According to our most recent estimates in 2006, the current aspartame market totals approximately 16,500 metric tons per year with a capacity of 17,200 to 18,000 metric tons per year. We believe that we are one of the top ten users of aspartame in the world. Prior to 1992, aspartame was manufactured in the United States under patent protection. In 1992, the patent on aspartame expired, paving the way for additional aspartame producers and private label brands. Currently, capacity for aspartame exceeds demand and prices have declined significantly since the patent expiration.

Competition

The United States Food and Drug Administration (the “FDA”) has approved five low-calorie sweetening ingredients (saccharin, aspartame, neotame, acesulfame potassium (“Ace-K”), and sucralose) and is currently reviewing two additional sweeteners for consumer use (cyclamate and alitame). The most recent entry is neotame, which was discovered in the early 1990s and approved by the FDA in July 2002, but which has not been used as a widely available commercial low-calorie tabletop sweetener.

The low-calorie tabletop sweetener market is already well served at a variety of price points by a number of well-established competitors. Any potential new entrants using existing sweetening ingredients would have to overcome a highly loyal consumer base, established relationships with worldwide trade and distribution networks, the expense of brand building and lack of product differentiation.

Based on management estimates and syndicated market data for select countries, our primary competitors are McNeil, Cumberland Packing Co., Ajinomoto, The NutraSweet Company and Hermes Sweeteners Ltd.

We have faced significant competition in recent years from McNeil, which markets the artificial sweetener Splenda®.  We believe that a key factor contributing to the significant growth in popularity of Splenda® in the United States is McNeil’s carefully orchestrated advertising campaign that makes multiple references to sugar.  We believe this campaign has led consumers to believe falsely that Splenda® contains real sugar and is natural. Based on survey work conducted on our behalf, we believe that a significant number of consumers who have switched from Equal® to Splenda® have been misled in this way. We have responded to this competitive challenge by filing a lawsuit against McNeil in federal court for false and misleading advertising, and the case is scheduled to go to trial in April 2007. McNeil also markets Splenda® in the UK, Mexico, Australia and Canada, but the brand has not enjoyed the same success in those markets as in the United States.  Notably, in those other countries, McNeil has not been able to use the same advertising and labeling strategy that is currently used in the United States. McNeil launched Splenda® in France in July 2006, but the product has been slow to gain distribution and was not supported with an advertising campaign during 2006. Splenda® dollar market share remained at less than 1% in France at the end of 2006. In early 2007, Splenda® commenced a media campaign and is seeing distribution gains.

Employees

Our company and its subsidiaries employed approximately 438 full-time employees at January 31, 2007.  At our Argentina production facility, the hourly employee base of approximately 49 employees is organized under the chemical union as required by law in that country.  The remaining employee base is non-union.

Item 1A.  Risk Factors

Changes in consumer preferences could decrease revenues and cash flow.

We are subject to the risks of evolving consumer preferences and nutritional and health-related concerns.  Substantially all of our revenues are derived from the sale of low-calorie tabletop sweeteners in which aspartame is the primary ingredient.  To the extent that consumer preferences evolve away from low-calorie tabletop sweeteners, and aspartame-based low-calorie tabletop sweeteners in particular, there will be a decreased demand for our products.  Consumer perception that there are low-calorie tabletop sweetener alternatives that are healthier or more natural than aspartame could also decrease demand for our aspartame-based products.  Any shift in consumer preferences away from our products, including any shift in preferences from aspartame-based products to sucralose-based products or other low-calorie tabletop sweetener products, could significantly decrease our revenues and cash flows and impair our ability to operate our business.

Competition and consolidation may reduce sales and margins.

We operate in a highly competitive industry and compete with companies that have greater capital resources, facilities and diversity of product lines.  Increased competition for products could result in reduced volumes and/or prices, both of which would reduce our sales and margins.

Our competitors may also introduce new low-calorie sweeteners, such as has occurred with McNeil’s sucralose-based low-calorie tabletop sweetener, Splenda®, which could increase competition.  To the extent that current users of our products switch to other low-calorie sweeteners, there could be a decrease in the demand for our products.

Our margins are also under pressure from consolidation in the retail food industry in many regions of the world.  In the United States, we have experienced a shift in the channels where consumers purchase our products from the higher margin retail to the lower margin club and mass merchandisers.  Such consolidation may significantly increase our cost of doing business and may further result in lower sales of our products and/or lower margins on sales.  In addition, increased competition from private label manufacturers of low calorie tabletop sweeteners may have a negative impact on sales and/or margins.

Our substantial indebtedness could adversely affect our financial condition.

We have a significant amount of indebtedness.  As of December 31, 2006, Merisant Worldwide and our subsidiaries, had total debt of $545.9 million, excluding unused revolving loan commitments under the Senior Credit Agreement and the capital lease obligation of $0.1 million, $102.8 million and $85.0 million of which is currently scheduled to become due in January 2010 and June 2010, respectively.  Our substantial indebtedness could:

•                  require us to dedicate a substantial portion of cash flow from operations to payments in respect of our indebtedness, thereby reducing the availability of cash flow to fund working capital, capital expenditures, potential acquisition opportunities, a level of marketing necessary to maintain the current level of sales and other general corporate purposes;

•                  increase the amount of interest that we have to pay, because some of our borrowings are at variable rates of interest, which will result in higher interest payments if interest rates increase, and, if and when we are required to refinance any of our indebtedness, an increase in interest rates would also result in higher interest costs;

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

Periodically, claims are made regarding the safety of aspartame consumption.  Past claims include allegations that aspartame leads to neurological illnesses and other health problems.  Although we believe that we have had success in presenting scientific evidence to dispute past claims and restore consumer confidence in our products that contain aspartame, there can be no assurance that we will be similarly successful in refuting legislative actions or other health-related allegations that may be made in the future.  We continue to believe that aspartame and our products that contain aspartame are safe for human consumption.  However, if consumers lose confidence in the safety of our products, sales and margins would be negatively impacted.

Our business may be adversely affected by dependence upon suppliers.

We rely upon Kruger, under an exclusive third party manufacturing contract, to source a large percentage of the products in the EAME region. There are a limited number of manufacturing service suppliers with the capability and capacity to meet our strict product requirements effectively. Failure by Kruger to manufacture products in accordance with the third party manufacturing agreement could result in inventory shortages.  Inventory practices and redundant sourcing contingencies have been established in the event of protracted product supply interruptions; however, regulatory, manufacturing, and replenishment lead times for contingent sources could extend beyond safety stock coverage, which would have a negative impact on earnings and cash flows and impair our ability to operate our business.

Inability to protect our trademarks and other proprietary rights could damage our competitive position.

Any infringement or misappropriation of our intellectual property could damage its value and limit our ability to compete.  We rely on copyrights, trademarks, trade secrets, confidentiality provisions and licensing arrangements to establish and protect our intellectual property.  We own no patents relating to aspartame or otherwise.  We may have to engage in litigation to protect the rights to our intellectual property, which could result in significant litigation costs and require a significant amount of our time.

In a limited number of cases, we license our Equal® trademark to certain third parties for use in marketing certain of their products.  We have invested substantially in the promotion and development of our trademarked brands and establishing their reputation as high-quality products.  Actions taken by these parties may damage our reputation and the value of our trademarks, which could lead to reduced sales of our products.

Our company and its subsidiaries have worldwide, royalty-free, exclusive licenses to the NutraSweet® mark in the tabletop sweetener category for products which contain aspartame sourced from NutraSweet.  The licenses were in effect subject to certain minimum purchase obligations.  In the year ended December 31, 2006, as a result of the initiation of a multi-supplier strategy for aspartame to substantially improve the cost efficiency of our aspartame supply, we did not require the minimum purchase volume needed in 2006 to maintain the license agreement.  NutraSweet delivered written notice to us on January 2, 2007 of termination of the license agreement, which is effective six months after such notice.  We have been implementing programs aimed at mitigating future cash flow impact from the discontinuation of the NutraSweet® product line.  However, if these programs are unsuccessful, sales and margins would be negatively impacted.

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

Some of the products we sell are produced by third parties and such third parties may not maintain quality control to our standards to ensure that such products are not adulterated, misbranded, contaminated or otherwise defective. Our company, as well as the manufacturers of aspartame, may be subject to claims made by consumers as a result of products manufactured by these third parties, which are marketed under our brand names.

Consumption of adulterated products may cause serious health-related illnesses and we may be subject to claims or lawsuits relating to such matters.  Even an inadvertent shipment of adulterated products is a violation of law and may lead to an increased risk of exposure to product liability claims, product recalls and increased scrutiny by federal and state regulatory agencies.  Such claims or liabilities may not be covered by insurance or by any rights of indemnity or contribution which we may have against third parties.  In addition, even if a product liability claim is not successful or is not fully pursued, the negative publicity surrounding any assertion that our products caused illness or injury could have an adverse effect on our reputation with existing and potential consumers and on our brand image, all of which could negatively impact earnings and cash flows.

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

If we do not manage costs in the highly competitive tabletop sweetener industry, profitability could decrease.

Our company’s success depends in part on our ability to manage costs and be efficient in the highly competitive tabletop sweetener industry.  If we do not continue to manage costs and achieve additional efficiencies, profitability could decrease.

There is no assurance that the senior management team or other key employees will remain with our company.

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

We have historically had an agreement with a distributor, previously Heinz and currently ACH, to purchase and distribute our products to grocery and food service customers in the United States.  In 2006, purchases by Heinz and ACH represented 22% of  consolidated net sales.  Currently, we are dependent on ACH to sell our products to grocery stores, pharmacies, certain food wholesalers and food service distributors and operators.  We do not have a significant sales force or sales organization to support the sale of products in the United States.  If our distribution partner becomes unwilling or unable to fulfill its obligations under the agreement, our financial performance may be adversely affected.

We may be adversely affected by conditions in the countries where we operate.

We operate in many countries throughout the world.  Economic and political changes in these countries, such as inflation rates, recession, foreign ownership restrictions, restrictions on transfer of funds into or out of a country and similar factors may adversely affect results of operations.

Our taxes may increase.

In 2000, our Swiss subsidiary purchased all of our foreign intangibles, including trademarks, in exchange for a promissory note in the amount of $168.0 million.  The repayment of the principal of this note was not subject to tax in the United States; however, the note was repaid in full in January 2006.  On March 30, 2006, we issued a revolver note to our Swiss subsidiary, which will mature in 2011. We may borrow up to $200 million from our Swiss subsidiary during the term of the revolver note, and we expect to repatriate cash to the United States through borrowings under this revolver note. Any other future cash repatriation from this subsidiary could be subject to tax in the United States.  As of December 31, 2006, we had estimated net operating loss, or NOL, carryforwards for United States federal income tax purposes of approximately $140.9 million which are available to offset future United States federal taxable income, if any, through 2026, subject to any limitations which might apply under Section 382 of the Internal Revenue Code of 1986.  We have not recorded any deferred tax benefits related to these NOLs in our consolidated financial statements.   As a result, it is difficult to predict the impact on the effective tax rate of the combination of increased taxable income from repatriation of foreign earnings to the United States and the recognition in our financial statement of the benefit of our NOL carryforwards.

Item 2.                                   Properties.

Production Facilities

Our company is engaged in two primary manufacturing processes, one for the production of powder products for portion packaging and one for tablet formation. We do not manufacture aspartame or any other ingredient used in these processes. The powder process primarily involves dry-blending ingredients in a tumble mixer or plow blender. The tablet operation consists of dry-blending and direct compression.

We are also engaged in a number of different packaging processes for powder and tablets. Once the powder is mixed, it is filled into sachets, stick sachets or jars on high-speed filling lines and then packaged in varying carton sizes, depending on markets and channels. The tablets are filled through high-speed filling lines into appropriate dispensers of varying sizes and packaged in varying carton sizes, depending on market and channels.

We produce the majority of our products at four production facilities throughout the world, two of which we currently operate:

•                                          Manteno, Illinois. The business has operated the Manteno facility since 1990. The Manteno site was selected for its proximity to key raw material and component suppliers, significant advantages for finished goods’ distribution, and lower conversion costs per case.

Today, the Manteno facility operates with approximately 126 non-union employees. The plant has capacity to accommodate future growth for the business. The available capacity has been driven by significant improvements in machine efficiencies. The plant’s products are sold primarily in the United States, Canada, Mexico and Caribbean markets.

•                                          Zarate, Argentina. The Latin American operation began in 1996 in Zarate, Argentina. There are approximately 73 employees at the site dedicated to the production of our products.  The hourly employee base is organized under the  Chemical Union as required by law in Argentina.  The plant produces products for the bulk of the Latin America region. It is the only facility that has a liquid line.

•                                          Bergisch and Stendal, Germany. Since 1999, we have contracted with Kruger to manufacture our products for sale in Europe and South Africa. Kruger has production lines in its plants in Bergisch and Stendal, Germany which are exclusively dedicated to our products. We own the equipment used by Kruger to manufacture our products.

Our focus on safety continues to be very high and is reflected by the certifications awarded to each of our company-owned manufacturing sites:

•                                          Manteno, Illinois. The Manteno facility was one of 178 U.S.-based companies and one of 36 food sites to receive the Voluntary Protection Program, or VPP, Star in 2001 and recertified in 2006. In 2003, 2004, 2005 and 2006, the Manteno facility was a recipient of the Illinois Safety Council Safety Award.

•                                          Zarate, Argentina. The Zarate facility was one of 8 companies in Argentina, and the only company in Food, to receive the OHSAS 18001 designation in 2001. The Zarate facility recertified in OHSAS 18000 in 2004 and became ISO 9000:2000 certified in 2004.

Offices

Our company is headquartered in Chicago with offices around the world, including locations in Paris, London, Neuchatel, Mexico City, Buenos Aires and Singapore.  The executive and administrative office, located in Chicago, Illinois, has approximately 26,300 rentable square feet. The lease for this office will expire on April 30, 2011. We do not believe that we will have difficulty renewing our current leases or finding alternative space in the event we are unable to renew any of our leases on a basis we find satisfactory.  We consider our offices suitable and adequate for the conduct of our business.

Item 3.                                   Legal Proceedings.

From time to time, our company is involved in litigation concerning its business operations.

In October 2004, we requested that the National Advertising Division of the Council of Better Business Bureaus, referred to as the NAD, review advertising and other claims made by McNeil in connection with its Splenda® brand sweetener. We believed and continue to believe McNeil’s Splenda® advertising to be false and misleading. Despite McNeil’s previous use of the NAD for such disputes and the NAD’s industry-wide, self-regulatory nature, McNeil refused to allow their advertising claims to be judged by the advertising experts at the NAD and instead sought to have the issue considered in the United States District Court for the District of Puerto Rico. Under NAD rules, McNeil’s filing in Puerto Rico precluded the NAD from reviewing the matter further. In order to have McNeil’s advertising addressed by a jury and court in the continental United States familiar with McNeil’s claims, on November 26, 2004, we filed a federal and state false advertising complaint against McNeil in the United States District Court for the Eastern District of Pennsylvania. That suit continues today and seeks to have McNeil’s Splenda® advertising campaign stopped and significant damages recovered.  On March 2, 2007, the U.S. District Court denied the following three motions made by McNeil: that our case against them should be dismissed for failure to bring the lawsuit sooner; that McNeil’s “made from sugar” and “taste like sugar” claims are not impliedly false as a matter of law; and that we should not be permitted to seek disgorgement of all of McNeil’s profit from falsely advertising Splenda® in the United States, an amount we assert is at least $176.0 million.  The court also ruled that McNeil may not assert an “unclean hands” defense purporting to argue that our company engaged in similar activity.  The trial is scheduled to commence on April 9, 2007 before a Philadelphia jury.

On October 23, 2006, Merisant France SAS, our French subsidiary, commenced legal actions in the Commercial Court of Paris against McNeil and McNeil Nutritionals Ltd., McNeil’s French and UK subsidiaries respectively, related to McNeil’s advertising campaign for Splenda® in France.  Specifically, we are seeking injunctive relief and unspecified monetary damages for what we believe to be misleading advertising and violations of food labeling laws.  The Commercial Court heard oral arguments on the merits of the case on March 22, 2007, and it is anticipated that the court will render its decision on or about May 10, 2007.

Merisant Europe B.V.B.A., our Belgium subsidiary, entered into a co-branding agreement with Galleria Srl, a company through which the Italian designer Elio Fiorucci operates. Under this co-branding arrangement, Merisant Europe produced a line of Canderel® tablet dispensers that featured designs and trademarks from Mr. Fiorucci’s “Love Therapy by Elio Fiorucci” collection. The co-branding arrangement contains a representation and warranty that Galleria owns all rights in the name “Love Therapy by Elio Fiorucci” and associated designs and further provides that Galleria will indemnify and hold Merisant Europe and its affiliates harmless against damages resulting from or related to our use of the name and designs pursuant to the agreement. Beginning in 2005, Merisant Europe sold tablet dispensers with the “Love Therapy by Elio Fiorucci” designs in Italy. Edwin & Co. Ltd. has claimed that it owns all rights in Mr. Fiorucci’s name and in the designs used by Merisant Europe and has filed suit against Merisant Europe in Milan, Italy. On or about March 17, 2006, the court in Milan enjoined Merisant Europe from producing or selling the tablet dispensers after the date of the court order. We no longer produce and have stopped selling the dispensers. Merisant Europe has filed an appeal and will vigorously oppose the court’s order. Merisant Europe will also enforce its indemnification rights under its co-branding arrangement with Galleria Srl.

Our company is subject to various other claims, pending and possible legal actions for product liability and other damages, and other matters arising out of the conduct of our business, including tax uncertainties arising from doing business in various European jurisdictions. We believe, based on current knowledge and consultation with counsel, that the outcome of such claims and actions will not have a material adverse effect on our consolidated financial position or results of operations.

Item 4.                                   Submission of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of stockholders during the quarter ended December 31, 2006.

PART II

Item 5.            Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our company’s equity securities are not publicly traded.  Our sole class of equity is common stock.  We do not pay regular dividends on our common stock.  There have been no dividends declared on our common stock in the two most recent fiscal years.  See the information provided under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financing” for a description of restrictions on our ability to pay dividends on our common stock.

Item 6.            Selected Financial Data.

The following table shows our summary historical consolidated financial data for the years ended December 31, 2002, 2003, 2004, 2005 and 2006 which were derived from our audited consolidated financial statements. This summary consolidated financial data should be read in conjunction with, and is qualified in its entirety by “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated audited financial statements and accompanying notes included elsewhere in this document (totals may not foot due to rounding).

	Year Ended December 31,
	2002	2003	2004	2005	2006
	(dollars in millions)
Operating Data:
Net sales	$349.6	$352.3	$347.7	$305.0	$293.9
Cost of sales	134.5	138.0	145.2	129.8	124.8
Gross profit	215.1	214.3	202.4	175.2	169.1
Operating expenses	141.2	147.7	168.2	141.4	155.2
Income from operations	73.9	66.7	34.3	33.8	13.9
Interest expense, net	33.6	37.7	53.8	56.4	61.1
Cost of refinancing	7.1	29.8	—	—	—
Euro-denominated loan foreign exchange loss (gain)	—	5.2	3.8	(5.7)	2.8
Other (income) expense, net	0.3	(8.0)	(12.0)	(5.4)	(2.4)
Provision for income taxes	8.1	19.7	7.2	5.6	4.6
Net income (loss)	$24.7	$(17.6)	$(18.5)	$(17.2)	$(52.2)

Other Financial Data:
Depreciation, net loss on long lived assets and amortization	$38.3	$33.2	$36.6	$32.1	$39.6
Capital expenditures	7.1	6.0	12.2	4.6	2.9
Cash flows provided by operating activities	55.9	68.4	42.4	9.7	21.0

Supplemental Data:
Bank EBITDA (1)	$115.6	$110.2	$87.3	$68.0	$67.2
Bank EBITDA margin (1)	33%	31%	25%	22%	23%

	At December 31,
	2002	2003	2004	2005	2006
	(dollars in millions)
Balance Sheet Data:
Cash and cash equivalents	$6.3	$8.8	$9.1	$18.1	$23.8
Working capital (2)	27.9	48.9	33.7	34.2	49.2
Total assets	580.8	576.6	535.6	500.2	452.1
Total debt (3)	310.4	542.9	525.9	538.2	545.9

(1)           “Bank EBITDA” as presented herein is the measure upon which the covenants contained in our senior credit agreement (the “Senior Credit Agreement”) and our second lien credit agreement (the “Second Lien Credit Agreement”) are measured. Bank EBITDA excludes interest expense, income tax expense and depreciation and amortization, as well as items such as expenses related to start-up costs, restructuring expenses, expenses related to our parent’s withdrawn offering of income deposit securities and other transaction fees and certain other non-cash items (including non-cash derivative gains and losses). Pursuant to the third and fourth amendments of the Senior Credit Agreement, Bank EBITDA for the years ended December 31, 2004 and December 31, 2005 also excludes certain significant charges related to obsolete or slow moving inventory or uncollectible receivables or indebtedness and Bank EBITDA for the year ended December 31, 2006 also excludes certain significant charges related to new product development and launch costs and costs related to the transition to a new exclusive distributor in the United States.

The following table illustrates the reconciliation of Bank EBITDA to cash flow from operating activities, which we believe is the most nearly equivalent GAAP measure. The adjustments set forth below are those relevant to the periods presented:

	Year Ended December 31,
	2002	2003	2004	2005	2006
	(dollars in millions)
Net cash provided by operating activities	$55.9	$68.4	$42.4	$9.7	$21.0
Provision for income taxes, net of deferred income tax provision	3.8	9.8	4.3	4.0	0.4
Interest expense, net of non-cash interest expense	31.0	34.1	41.3	42.1	45.3
Cash costs of refinancing	5.3	—	3.8	(0.5)	0.8
Start-up expenses(a)	0.7	—	—	—	—
Cash restructuring expenses(b)	2.3	8.0	4.4	3.0	5.5
Other non-cash items(c)	0.7	(0.2)	5.1	(0.2)	4.0
Equity in income (loss) of affiliates	0.1	(0.1)	0.1	(0.4)	(0.1)
Net change in operating assets and liabilities	15.7	(9.8)	(14.1)	10.3	(9.7)
Bank EBITDA	$115.6	$110.2	$87.3	$68.0	$67.2

(a)                                  Start-up expenses, which were expensed as incurred, were costs incurred in connection with the organization of our company. We included start-up expenses as operating expenses in the accompanying consolidated statements of operations and comprehensive loss.

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

(c)                                  Other non-cash items consist of certain non-cash expenses (income), as well as certain significant charges related to obsolete or slow moving inventory and uncollectible receivables that are excluded from Bank EBITDA for the years ended December 31, 2004 and December 31, 2005 and certain significant charges related to new product development and launch costs and costs related to the transition to a new exclusive distributor in the United States that are excluded from Bank EBITDA for the year ended December 31, 2006.

Bank EBITDA is presented herein because we believe it is a useful supplement to cash flow from operating activities in understanding cash flows generated from operations that are available for tax, debt service and capital expenditures. The covenants contained in the Senior Credit Agreement and Second Lien Credit Agreement contain ratios based on this measure of Bank EBITDA. However, Bank EBITDA is not a measure of liquidity under GAAP. Accordingly, while providing useful information, these measures should not be considered in isolation or as a substitute for consolidated statement of cash flow data prepared in accordance with GAAP as an indication of liquidity. In addition, the Bank EBITDA measure presented may differ from, and may not be comparable to similarly titled measures used by other companies.   Bank EBITDA margin is Bank EBITDA as a percentage of net sales.

(2)           Working capital is defined as total current assets minus total current liabilities.

(3)           Excludes capital lease obligations of $0.3 million at December 31, 2003, $0.3 million at December 31, 2004, $0.4 million at December 31, 2005 and $0.1 million at December 31, 2006 and includes borrowings of $16.0 million under the revolving loan facility at December 31, 2005.

Item 7.         Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion together with our audited consolidated financial statements and their accompanying notes included elsewhere in this document.  The discussion of results by reportable segment should be read in conjunction with Note 15 to the audited consolidated financial statements included elsewhere in this document, which illustrates the reconciliation of Operating EBITDA to income(loss) before income taxes.  Unless otherwise indicated or unless the context requires otherwise, all references in this discussion to “Merisant Worldwide”, “our company,” or “we” or “our” mean Merisant Worldwide, Inc. and its consolidated subsidiaries.

Overview

Our company is a worldwide leader in the marketing of low-calorie tabletop sweeteners, with an estimated 23% dollar share as of December 31, 2006 of a stable global retail market, which we estimate at $1.5 billion.  We believe that our company has the leading dollar market share as of December 31, 2006 in approximately half of what we estimate as the top twenty markets for low-calorie tabletop sweetener sales.  Our company’s premium-priced brands, Equal® and Canderel®, are among the most recognized low-calorie tabletop sweetener products in the world, with aided brand awareness estimated at between 85% and 95% in our four top markets.  In addition to Equal® and Canderel®, we market our products under eighteen other regional brands that enjoy significant brand recognition in their target markets.  We sell our brands in over ninety countries.

Sales Trends

Our company’s premium-priced brands had enjoyed a dominant market position among low-calorie sweeteners in many of our key markets.  In recent years, however, we have faced significant competition from McNeil, which markets and distributes the artificial sweetener Splenda®.  Splenda® is sweetened with sucralose, which is produced by Tate & Lyle PLC through a complex chemical process that converts sucrose molecules into a synthetic compound.  Between December 2002 and December 2006, Splenda®’s dollar share of the United States retail grocery market has grown from approximately 15% to 62% and has surpassed that of Equal® to become the number one premium low-calorie sweetener in the United States.  While we believe that the introduction of Splenda® has increased the size of the market for low-calorie sweeteners in general, our net sales have declined during this period, particularly in North America which had accounted for 46% and 42% of net sales in 2003 and 2006, respectively.  As a result of declining net sales, we have experienced significant declines in our Bank EBITDA from $110.2 million in 2003 to $67.2 million in 2006.  For a description of Bank EBITDA and a reconciliation of Bank EBITDA to cash flow from operating activities, see “—Liquidity and Capital Resources”.

Critical Accounting Estimates

The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Accounting estimates are an integral part of the financial statements prepared by us and are based on knowledge and experience about past and current events and on assumptions about future events.

We believe the following to be our critical accounting estimates because they are both important to the portrayal of our financial condition and results of operations and they require us to make critical judgments and estimates about matters that are uncertain.  If actual results or events differ materially from those contemplated by us in making these estimates, results of operations for future periods could be materially affected.

Advertising and promotional accruals.    On a full year basis, we expense advertising costs as incurred or in the period in which the related advertisement initially appears. We deduct consumer incentive and trade promotion activities from revenue based on amounts estimated as being due to customers and consumers at the end of a period, based principally on historical utilization and redemption rates.  These deductions are estimated and recorded upon sale of product by us and revised as necessary at each period end.

Trade marketing.    Our trade marketing program is designed to fund direct and indirect trade customer efforts that promote our products. Direct trade customers are customers we sell and ship directly to, including mass marketers and club customers. Indirect trade customers are those customers served by one of our distribution partners, such as ACH in the United States, and related trade marketing activities are managed by and funded through our partners.

Trade marketing spending helps generate strong retailer support of our brands, including retailer participation in promotions. Trade promotion activities include every day low price (EDLP), co-op advertising, product displays, special shelf price tagging and securing shelf space and aisle placement.

Trade marketing deductions are recorded as reductions to sales and accrued based on volume shipped using a rate per standard case developed from historical and forecasted trade plan experience and information. We derive our trade marketing accrual assumptions from the projected spending that is expected to occur against specifically identified trade programs. Trade marketing performance is monitored monthly and if these trade programs change throughout the year or incur greater than expected expenses, the accrual assumption is reevaluated and any necessary adjustments are made. Globally, trade marketing, sales discounts and slotting fees were approximately 11% of gross sales in 2004, 13% of gross sales in 2005 and 11% of gross sales in 2006. The trade marketing programs are most significant in the United States market and they are primarily related to deductions for price support. In the United States, we historically spend 12% to 20% of our gross sales on these programs. For every percentage point increase in trade marketing in the United States, we would incur a reduction in net sales of approximately $1.5 million, before consideration of potential increased sales due to the increase in trade marketing.

Coupons.    One of the primary methods of promoting our products to consumers in certain markets, primarily the United States, is through coupon related programs. Coupons are distributed typically as:

•           Free standing inserts in newspapers

•           Instant redeemables included on product packaging

•           In-store coupons at dispensers or register

•           Direct mail

The month a coupon program is in place, we accrue for expected redemptions by consumers and related redemption fees. We maintain extensive information on redemption history on coupon programs and have demonstrated the ability to reasonably predict and accrue for redemptions. If we were to experience coupon redemption rates above historical experience, we would also benefit from incremental volumes sold. The margin realized from this incremental volume would significantly offset any additional coupon expenses. However, if coupon expenses were greater than historical levels by 10% or 20%, without considering any additional margin derived from incremental volumes sold, the result would be a $0.2 million and $0.4 million reduction to gross sales, respectively. We review coupon redemption rates monthly and if there are deviations from expectations, the accrual is adjusted accordingly.

Allowances against accounts receivable.    We record an allowance for doubtful accounts as an estimate of the inability of our customers to make their required payments. The determination of the allowance requires us to make assumptions about the future ability to collect amounts owed from customers. Changes to these assumptions or estimates could have a material impact on results of operations. When determining the amount of the allowance for doubtful accounts, a number of factors are considered. Most importantly, an aging of the accounts receivable that lists past due amounts according to invoice terms is reviewed. Additional considerations include the current economic environment, the credit rating of the customers, the level of credit insurance applicable to a particular customer, general overall market conditions and historical experience. Once the determination is made that a customer is unlikely to pay, a charge to bad debt expense is recorded in the income statement and an increase to the allowance for doubtful accounts is recorded on the balance sheet. When it becomes certain the customer cannot pay, the receivable is written off against the allowance for doubtful accounts.  We maintain a credit insurance policy for certain of our customers to reduce our overall risk of bad debt exposure.

From our inception on March 17, 2000, we have experienced two significant customer bad debt issues, Kmart Corporation in the United States and Food Brokers LTD in the UK. The Kmart bankruptcy was announced at the end of 2001 and resulted in a charge against the allowance for doubtful accounts in the amount of $0.9 million. Food Brokers LTD announced that it was going into administration on February 8, 2005, resulting in a charge to increase allowances against accounts receivable for the full net receivable totaling $1.7 million as of December 31, 2004 and an incremental charge to increase allowances against accounts receivable of $1.4 million during the year ended December 31, 2005. The allowances against accounts receivable as of December 31, 2006 were $0.5 million, or 1% of gross trade accounts receivable, versus $3.6 million, or 5% of gross trade accounts receivable, as of December 31, 2005.  We believe our allowances against accounts receivable are adequate to cover any future non-payments of our customers. However, if economic conditions deteriorate significantly or if any of our large customers declares bankruptcy, larger allowances might be necessary.

Impairment of goodwill.    We evaluate the recoverability of goodwill by estimating the future discounted cash flows of the business. The rate used in determining discounted cash flows is a rate corresponding to our cost of capital, risk adjusted where necessary. When estimated future discounted cash flows are less than the carrying value of the net assets (tangible and identifiable intangibles) and related goodwill, impairment losses of goodwill are charged to operations. Impairment losses, limited to the carrying value of goodwill, represent the excess of the sum of the carrying value of the net assets (tangible and identifiable intangibles) and goodwill over the discounted cash flows. In determining the estimated future cash flows, we consider current and projected future levels of income as well as business trends, prospects and market and economic conditions.

Impairment of long-lived assets.    Long-lived assets consist principally of property and equipment and trademarks. We make regular assessments to determine if factors are present which indicate that an impairment of a long-lived asset or asset group may exist. When factors indicate that an impairment may exist, we compare the sum of the undiscounted cash flows expected from the long-lived asset or asset group to the carrying amount of the asset or asset group. If this comparison indicates impairment, the carrying amount of the long-lived asset or asset group is written down to estimated fair value. The cash flows related to an asset or asset group are based on estimates of future results and actual cash flows may differ from such estimates.

Income taxes.  We recognize deferred taxes for the future tax effects of temporary differences between financial and income tax reporting using tax rates in effect for the years in which the differences are expected to reverse. Federal income taxes are provided on that portion of the income of foreign subsidiaries that is expected to be remitted to the United States and be taxable. We evaluate our deferred tax assets to determine whether they are more likely than not to be realized in the future and record valuation allowances against the deferred tax assets for amounts which are not considered more likely than not to be realized. The estimate of the amount that is more likely than not to be realized requires the use of assumptions concerning the amounts and timing of future income by taxing jurisdiction. We periodically review assumptions and estimates of our probable tax obligations using historical experience in tax jurisdictions and informed judgments. Actual results may differ from those estimates.

Results of Operations

For each of the periods described below, the information set forth under the caption “Consolidated Results” represents an overview of our company’s results of operations on a consolidated basis.  Additional detail regarding results of operations can be found under the caption “—Segment Results” for each period described below.

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

The following table sets forth certain of our financial data for the years ended December 31, 2005 and 2006 (totals may not foot due to rounding).

	Year Ended December 31,		Year Ended December 31,		Better/(Worse) than Prior Year
	2005	2006	2005	2006	Dollars	%
	(dollars in millions)		as % of Sales

Net sales	$305.0	$293.9	100%	100%	$(11.0)	(4)%
Cost of sales	129.8	124.8	43%	42%	5.0	4%
Gross profit	175.2	169.1	57%	58%	(6.1)	(3)%
Operating expenses:
Marketing and selling expenses	72.9	73.0	24%	25%	(0.1)	0%
Administration expenses	41.4	40.2	14%	14%	1.2	3%
Research and development expenses	1.8	2.0	1%	1%	(0.2)	(10)%
Amortization of intangibles	22.2	22.4	7%	8%	(0.1)	(1)%
Transaction fees	(0.5)	3.3	0%	1%	(3.8)	(759)%
Net loss on long lived assets	0.6	8.8	0%	3%	(8.3)	(1478)%
Restructuring expenses	3.0	5.5	1%	2%	(2.5)	(85)%
Total operating expenses	141.4	155.2	46%	53%	(13.8)	(10)%
Income from operations	33.8	13.9	11%	5%	(19.9)	(59)%
Other expenses (income):
Interest income	(0.8)	(0.6)	(0)%	(0)%	(0.2)	(26)%
Interest expense	57.3	61.7	19%	21%	(4.5)	(8)%
Other (income) expense, net	(11.1)	0.4	(4)%	0%	(11.6)	(104)%
Total other expenses	45.3	61.5	15%	21%	(16.2)	(36)%
Loss before income taxes	(11.5)	(47.6)	(4)%	(16)%	(36.1)	(314)%
Provision for income taxes	5.6	4.6	2%	2%	1.1	19%
Net loss	$(17.1)	$(52.2)	(6)%	(18)%	$(35.0)	(204)%

Consolidated Results

Net sales. Overall, net sales declined in the year ended December 31, 2006 compared to the year ended December 31, 2005.  The decline was primarily related to lower sales in the EAME region, led by the UK, France, South Africa, Portugal, Italy and Hungary, as well as a foreign currency translation loss of approximately $1.0 million, which occurred in the EAME and Latin America regions.  In the UK, sales were significantly impacted by aggressive pricing by major grocery retailers that forced higher discounting.  This trend may have been exacerbated by the diversion of discounted product to the retail channel.  Despite the reduction in sales, we maintained our volume and dollar share of the market; however, the overall value of the market has declined. In France and Italy, weakened economies continued to depress consumer demand and the decreased revenues for the year ended December 31, 2006 also reflected the loss of consumers resulting from the publication in July 2005 of a now widely discredited study on the safety of aspartame. In France, a new law regulating price negotiations between the trade and manufacturers also negatively impacted net sales.  Sales declined in Portugal as our new distributor purchased more inventory than required to be on hand as of December 31, 2005.  Also in Portugal, as well as South Africa and Hungary, the conversion from a direct sales model to a distributor model caused declines in net sales as expected, but this decline in revenue was also offset to varying extent by reduced infrastructure costs.  Sales also declined in Hungary, Ireland, Greece and Germany, primarily as a result of lower consumer demand, weak economies and health concerns.  In Latin America, the sales decrease primarily related to lower food service sales and a planned change in distributor inventory levels in Mexico, partially offset by improved consumer demand in the Caribbean and Central America and improved sales in Chile, Argentina and Venezuela. The sales declines in the EAME and Latin America regions were partially offset by improved sales in the North American and Asia/Pacific regions.  In North

America, despite reduced consumer demand, net sales improved in the grocery/drug channel due to an adverse inventory adjustment in the year ended December 31, 2005 that did not repeat in the same period in 2006.  Lower trade marketing expenses in the grocery and food service channels, increased contract manufacturing activity and lower coupon redemption also favorably impacted North America sales.  In Asia/Pacific, sales improved as increased sales in Australia/New Zealand and Thailand were partially offset by net lower sales in Malaysia and India.  Trade marketing, sales discounts and slotting expenses were approximately 11% of gross sales for the year ended December 31, 2006 as compared to approximately 13% of gross sales for the year ended December 31, 2005.

Cost of sales. We realized some improved efficiencies in our manufacturing conversion costs due to lower spending and headcount reductions and improved overhead absorption through contract manufacturing activities.  Lower inventory obsolescence costs and reduced distribution costs relating mainly to the conversion of certain countries to distributor models also contributed to lower cost of sales.  In addition, cost of sales improved as a $0.4 million volume-related penalty relating to Equal® Sugar Lite™  recorded in the year ended December 31, 2005 did not repeat in the year ended December 31, 2006.  Overall, the gross profit as a percentage of net sales improved slightly to 58% for the year ended December 31, 2006 compared to 57% for the year ended December 31, 2005 as changes in sales mix, discounted pricing in the UK and the pricing impact of converting countries to distributor models offset the other improvements in cost of sales.

Operating expenses. Marketing and selling expenses increased slightly due to termination costs and higher selling costs relating to the transition from Heinz to ACH as our exclusive distributor in the United States and marketing and selling costs associated with Sweet Simplicity®.  These increases were nearly offset by lower brand support and selling costs in the EAME region, lower overall marketing and selling administration costs due to savings from restructuring actions and favorable foreign currency translation.  Administration expenses improved due to the non-recurring $1.4 million charge related to the Food Brokers, LTD receivable that was incurred in the year ended December 31, 2005 after Food Brokers, LTD went into receivership. Lower consulting and information technology costs and savings related to restructuring actions also reduced administration expenses.  These favorable impacts were partially offset by an increase in performance based incentive expense and litigation costs. Transaction fees increased as a result of $3.3 million in expenses incurred in conjunction with the Second Lien Credit Agreement.

The net loss on long lived assets in the year ended December 31, 2005 relates to the write down of equipment that we were obligated to purchase from third party vendors due to the cancellation of a product launch in the EAME region, the write down of equipment in the Zarate plant and the write down of assets at our vacated Clayton, Missouri location that was being subleased.  The majority of the loss reported for the year ended December 31, 2006 relates to the license agreement with NutraSweet that allows us to manufacture and sell products using the NutraSweet® trademark. The license agreement requires the purchase of an annual minimum volume of aspartame from NutraSweet to continue the use of the trademark.  In the year ended December 31, 2006, as a result of the initiation of a multi-supplier strategy for aspartame to substantially improve the cost efficiency of our aspartame supply, we did not acquire the minimum purchase volume needed in 2006 to maintain the license agreement.  NutraSweet delivered written notice to us on January 2, 2007 of termination of the license agreement, which is effective six months after such notice.  We performed an impairment analysis of this intangible asset, which resulted in an impairment loss of $8.4 million.  The impairment loss was calculated as the difference between the carrying value of the intangible asset and the estimated fair value of the license agreement using a traditional cash flow approach to present value. This non-cash accounting loss has no impact on the statement of cash flows or Operating EBITDA and we have been implementing programs aimed at mitigating future cash flow impact from the discontinuation of the NutraSweet® product line.  Additional information regarding the charges in the year ended December 31, 2006 can be found in Note 5 to the audited consolidated financial statements found elsewhere in this document.

During the year ended December 31, 2006, we continued our restructuring initiatives to improve both financial results and the long-term value of the business. As a result of these actions, we recorded restructuring charges for workforce reductions of $5.5 million in the year ended December 31, 2006 as compared to $3.0 million in the same period in 2005. The restructuring charges incurred in the year ended December 31, 2006 relate primarily to new employee termination costs across all segments and within the corporate headquarters and the remaining liability as of December 31, 2006 is expected to be paid by the end of the first quarter of 2007.  Payroll related savings in 2006 as a result of the 2006 actions approximated $4.0 million. Had all 2006 actions taken through December 31, 2006 been in place as of January 1, 2006, estimated payroll savings would have been approximately $7.0 million. Payroll related savings includes base pay, incentive pay at 100% of target and estimated payroll related benefits and taxes.  Additional information regarding restructuring charges and the related liability can be found in Note 16 to the audited consolidated financial statements.

Interest. On June 23, 2006, we entered into the Second Lien Credit Agreement. The Second Lien Credit Agreement consists of an $85.0 million term loan, the net proceeds of which were used to prepay $77.9 million in borrowings outstanding under the Senior Credit Agreement and transaction costs.  The extinguishment of indebtedness under the Senior Credit Agreement resulted in an increase in interest expense due to the write-off of related deferred financing fees totaling $2.5 million.  In addition, our interest expense increased as a result of higher interest bearing loans under the Second Lien Credit Agreement and the use of proceeds from the Second Lien Credit Agreement to prepay lower interest bearing loans under the Senior Credit Agreement, as well as overall increases in interest rates on variable interest rate debt instruments. Loans outstanding under the Senior Credit Agreement had a weighted average interest rate of approximately 9.0% per annum prior to the closing of the Second Lien Credit Agreement.  The borrowings under the Senior Credit Agreement and Second Lien Credit Agreement had a weighted average interest rate of approximately 10.3% per annum upon the closing of the Second Lien Credit Agreement.  Lastly, we successfully closed the registered exchange offer of the Notes in October 2005 which resulted in the discontinuation of penalty interest. The penalty interest went into effect as we had not consummated the registered exchange offer prior to the previously agreed deadline. The decrease in interest expense as a result of the discontinuation of the penalty interest partially offset the increases in interest expense previously discussed.

Other ( income)/expense, net. The unfavorable variance of $11.6 million is mainly attributable to a $5.7 million currency gain on the euro-denominated debt for the year ended December 31, 2005 as compared to a $2.8 million currency loss on the euro-denominated debt for the year ended December 31, 2006, as well as a $5.6 million unrealized gain on derivative instruments for the year ended December 31, 2005 as compared to a $0.7 million realized gain on derivative instruments for the year ended December 31, 2006.  In addition, the impact of a $1.3 million reversal of a currency loss in Latin America, occurring in the year ended December 31, 2005 and not repeating in the period ended December 31, 2006, also contributed to the unfavorable variance.  These items were partially offset by a favorable change in balance sheet remeasurement impacts of approximately $2.6 million and a gain on the liquidation of the Italian subsidiary of $1.0 million recorded in the year ended December 31, 2006, compared to a gain on the sale of the South African subsidiary of $0.5 million recorded in the year ended December 31, 2005.

Taxes.  For the year ended December 31, 2006, a $4.6 million tax provision was recorded on loss before income taxes of $47.6 million and cash tax payments totaled $2.5 million. The unusual relationship of the consolidated income tax provision and cash tax payments to the consolidated income before income taxes for 2006 results primarily from the aggregation of income and the related provision for taxes in our foreign subsidiaries with losses in the United States that had no related tax benefit.

In 2006 in the United States, we incurred losses before income taxes of $70.2 million, while recording a tax provision of $2.4 million, representing an effective tax rate of (3%). This tax provision primarily represented an increase in the net U.S. deferred tax liability caused principally by current income tax deductions related to amortization of goodwill over a 15 year life that have not been recognized for book purposes. Pursuant to FASB Statement No. 142, goodwill is not amortized for book purposes and is not written down unless impaired, which is not our case. As a result, the deferred tax liability will not reverse until such time, if any, that our goodwill becomes impaired or sold. As such, this deferred income tax liability, which is expected to continue to increase, will have an indefinite life, resulting in what is referred to as a “naked tax credit.” The current tax deduction, along with other components of the taxable loss for the year, served to increase the net operating loss tax credit carryforward, which is reflected as an increase in deferred net income tax assets. However, in assessing deferred tax assets, we consider whether it is more likely than not that some or all of the deferred tax assets will not be realized. SFAS 109 indicates that forming a conclusion that a valuation allowance against a deferred income tax asset is not needed is difficult when there is negative evidence such as cumulative losses in recent years. In 2002, we had cumulative income before taxes in the United States, whereas, the significant losses generated in 2003 through 2006 resulted in cumulative losses before income taxes for the preceding three years. In looking at this evidence, we determined that this negative evidence outweighed the positive evidence, and concluded that a valuation allowance was required against the United States deferred tax assets, as it was more likely than not that all or a portion of these deferred tax assets would not be realized. As discussed above, we have a “naked tax credit” for the deferred tax liability relating to the basis difference in goodwill. This deferred tax liability is not considered in the determination of the valuation allowance due to the indefinite life of the goodwill intangible assets.

Through the period ended December 31, 2005, all earnings of our foreign operations were considered as permanently reinvested.  Undistributed earnings of our foreign subsidiaries amounted to approximately $133.4 million at December 31, 2005. Those earnings are considered to be indefinitely reinvested and, accordingly, no provision for U.S. federal and state income taxes has been provided thereon. Upon distribution of those earnings, we would be subject to U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to various foreign countries. During 2006, we determined there was no clear need for future earnings and cash to remain in the foreign subsidiaries.  Therefore, all post 2005 earnings cannot be considered as permanently reinvested.  As such, all taxes related to future dividend distributions of post 2005 earnings must now be currently accrued.  This current tax accrual includes an accrual in the U.S. for potential withholding taxes of $1.7 million which would be triggered on that formal dividend declared in the future. During 2006, foreign earnings were $21.2 million.

In 2006 outside the United States, we had income before income taxes of $22.6 million, while recording a tax provision of $2.2 million, representing an effective tax rate of 10%. The overall effective tax rate outside the United States is positively influenced by a favorable tax rate applicable to our operating subsidiary in Switzerland and adversely influenced by valuation allowances in certain loss generating subsidiaries. In certain foreign jurisdictions, we incurred losses before income taxes but recorded no tax benefit due to uncertainties regarding our ability to utilize any benefits associated with our net deferred income tax assets in those jurisdictions. Accordingly, we have established full valuation allowances against those net deferred income tax assets.

Segment Results

The following table presents net sales and Operating EBITDA expressed in millions of dollars for each of our reportable segments (totals may not foot due to rounding):

	Net Sales				Operating EBITDA (1)
	Year Ended December 31,		Better/(Worse) than Prior Year		Year Ended December 31,		Better/(Worse) than Prior Year
	2005	2006	$	%	2005	2006	$	%
	(dollars in millions)				(dollars in millions)
North America (2)	$113.5	$124.8	$11.3	10%	$36.5	$45.7	$9.2	25%
Operating EBITDA Margin					32%	37%	5%

EAME	136.6	114.3	(22.3)	(16)%	40.8	32.9	(7.9)	(19)%
Operating EBITDA Margin					30%	29%	(1)%

Latin America	34.5	34.0	(0.5)	(2)%	10.1	8.9	(1.3)	(12)%
Operating EBITDA Margin					29%	26%	(3)%

Asia/Pacific	20.4	20.8	0.4	2%	4.7	6.2	1.4	30%
Operating EBITDA Margin					23%	30%	6%

(1)   “Operating EBITDA” as used with respect to our operating segments is a measure upon which we assess the financial performance of these segments. Operating EBITDA excludes interest expense, income tax expense and depreciation and amortization, as well as items such as restructuring expenses, certain significant charges related to new product development and launch costs, cost related to the transition to a new exclusive distributor in the United States and certain other non-cash items. See Note 15 to the audited consolidated financial statements found elsewhere in this document for a description of Operating EBITDA and a reconciliation of Operating EBITDA to income (loss) before income taxes. Operating EBITDA margin represents Operating EBITDA as a percentage of net sales.

(2)   North America segment results exclude immaterial sales and $3.3 million of negative Operating EBITDA results related to a new product launch which we evaluate separately from the geographical segments.

North America

Net sales. In North America, despite reduced consumer demand, net sales improved in the grocery/drug channel as an adverse inventory adjustment in the year ended December 31, 2005 did not repeat in the same period in 2006.  Lower trade marketing expenses in the grocery and food service channels, increased contract manufacturing activity and lower coupon redemption also favorably impacted North America sales.  In the mass channel, sales increased due to improved distribution at a key retailer; however, the increase in sales was partially offset by unfavorable sales mix due to the shift from a 200 count to 250 count product.  In the club channel, sales declines related to slower consumer demand, unfavorable sales mix and higher trade marketing partially offset the sales improvements previously discussed.  Trade marketing, sales discounts and slotting fees were approximately 14% of gross sales for the year ended December 31, 2006 as compared to approximately 20% of gross sales for the year ended December 31, 2005.

Operating EBITDA. The increase in Operating EBITDA was primarily related to the margin impact of the improved sales, lower conversion costs related to reduced spending, headcount reductions, improved overhead absorption costs related to increased contract manufacturing activities, lower inventory obsolescence costs and the impact of a volume related penalty recorded in 2005 that did not repeat in 2006.  These favorable impacts were partially offset by higher selling costs due to increased sales volumes and commissions to the new distributor, unfavorable sales mix and higher performance-based incentive expense. Operating EBITDA margin increased due primarily to the reductions in cost of goods sold previously discussed.

EAME

Net sales. In EAME, sales declined primarily as a result of lower sales across most of the region, led by France, the UK, South Africa, Portugal, Italy and Hungary, as well as unfavorable currency translation of $0.5 million.  In the UK, sales were significantly impacted by aggressive pricing by major grocery retailers that forced higher discounting.  This trend may have been exacerbated by the diversion of discounted product into the retail channel.  Despite the reduction in sales, we maintained our volume and dollar share of the market; however, the overall value of the market has declined. In France and Italy, weakened economies continued to depress consumer demand, and the decreased revenues for the year ended December 31, 2006 also reflected the loss of consumers resulting from the publication in July 2005 of a now widely discredited study on the safety of aspartame. In France, a new law regulating negotiations between the trade and manufacturer also negatively impacted net sales.  In Portugal, South Africa and Hungary, the conversion from a direct sales model to a distributor model caused declines in net sales as expected, but this decline in revenue was offset to varying extent by reduced infrastructure costs.  In Portugal, we closed our office and converted our proprietary distribution operation into a third party distributor operation at the end of 2005. The new distributor acquired more inventory than normally required as part of its start-up of the distributorship, which caused unusually low sales to that distributor in 2006.  Sales also declined in Hungary, Ireland, Greece and

Germany, primarily as a result of lower consumer demand, weak economies and health concerns.  In Belgium and the Netherlands, an unusually positive impact on sales compared to the same period in 2005 was created by the conversion to a buy/sell model with the distributor in those countries. However, that favorable impact was fully offset in the Netherlands due to timing of promotional activities and partially offset in Belgium by weakness in the market for both chocolates and sweeteners.

Operating EBITDA.  Operating EBITDA decreased mainly due to the margin impact of lower sales and higher performance-based incentive expense.  These negative impacts were partially offset by reduced brand support at the regional level, favorable balance sheet remeasurement impacts, lower variable selling costs and freight and distribution costs due to reduced sales, reduced supply chain, marketing and selling administration costs due to savings from restructuring actions, lower inventory obsolescence costs and the $1.3 million charge related to the Food Brokers, LTD receivable that was incurred in the year ended December 31, 2005 that did not recur in the corresponding period in 2006. The slight decrease in Operating EBITDA margin was primarily due to a decrease in gross margin as a percent of sales, mainly related to changes in sales mix, discounted pricing in the UK and the pricing impact of converting countries to distributor models.

Latin America

Net sales. The decrease in Latin American sales was due to lower sales in Mexico and unfavorable currency translation of approximately $0.4 million.  In Mexico, food service sales declined as we are in the process of transitioning from our prior distributor to a direct sales model and sales were also negatively impacted by a planned reduction in distributor inventory levels in the retail channel.  These unfavorable impacts were partially offset by improved consumer demand in the grocery channel in the Caribbean and Central America and improved sales in Chile, Argentina and Venezuela.

Operating EBITDA. The decrease in Operating EBITDA was mainly related to the margin impact of lower sales, higher brand support in Mexico and the impact of a $1.3 million reversal of a currency loss in the year ended December 31, 2005 that did not repeat in the corresponding period in 2006.  These impacts were partially offset by reduced marketing, selling and general administrative costs due to savings from restructuring actions and business model changes.    Operating EBITDA margin decreased primarily due to higher marketing expenses as a percentage of sales.

Asia/Pacific

Net sales. Net sales in the Asia/Pacific region improved due to growth in the retail channel and increased distribution in the food service channel in the Australia/New Zealand market and improved sales in Thailand.  These favorable impacts were partially offset by lower sales in Malaysia and India as a result of inventory management to allow transitions to new distributors.

Operating EBITDA. Operating EBITDA and Operating EBITDA margin increased mainly due to reductions in inventory obsolescence charges and savings from restructuring actions, mainly in Australia.

Corporate and Other Expenses

Corporate expenses increased from $24.4 million for the year ended December 31, 2005 to $26.4 million for the year ended December 31, 2006, primarily due to higher performance-based incentive expense and litigation costs, partially offset by lower consulting costs, information technology costs and savings related to restructuring actions.

In 2006, we launched an all-natural, zero-calorie sweetener that is being marketed under the Sweet Simplicity® brand for our subsidiary, Whole Earth Sweetener Company LLC. We incurred $3.3 million in expenses for the year ended December 31, 2006 related to the marketing and development of this sweetener.

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

The following table sets forth certain of our company’s financial data for the years ended December 31, 2004 and 2005 (totals may not foot due to rounding).

	Year Ended December 31,		Year Ended December 31,		Better/(Worse) than Prior Year
	2004	2005	2004	2005	Dollars	%
	(dollars in millions)		as % of Sales

Net sales	$347.7	$305.0	100%	100%	$(42.7)	(12)%
Cost of sales	145.2	129.8	42%	43%	15.5	11%
Gross profit	202.4	175.2	58%	57%	(27.3)	(13)%
Operating expenses:
Marketing and selling expenses	90.6	72.9	26%	24%	17.7	20%
Administration expenses	40.4	41.4	12%	14%	(1.0)	(2)%
Research and development expenses	2.9	1.8	1%	1%	1.1	38%
Amortization of intangibles	22.3	22.2	6%	7%	0.1	0%
Transaction fees	3.8	(0.5)	1%	0%	4.3	113%
Net loss on long lived assets	3.7	0.6	1%	0%	3.2	85%
Restructuring expenses	4.4	3.0	1%	1%	1.4	32%
Total operating expenses	168.2	141.4	48%	46%	26.8	16%
Income from operations	34.3	33.8	10%	11%	(0.5)	(1)%
Other expenses (income):
Interest income	(0.8)	(0.8)	0%	0%	(0.0)	(1)%
Interest expense	54.6	57.3	16%	19%	(2.6)	(5)%
Other (income) expense, net	(8.2)	(11.1)	(2)%	(4)%	2.9	36%
Total other expenses	45.6	45.3	13%	15%	0.3	1%
Loss before income taxes	(11.3)	(11.5)	(3)%	(4)%	(0.2)	(2)%
Provision for income taxes	7.2	5.6	2%	2%	1.6	22%
Net loss	$(18.5)	$(17.1)	(5)%	(6)%	$1.4	8%

Consolidated Results

Net sales. The decrease in consolidated net sales was primarily attributable to lower sales in North America and, to a lesser extent, in Latin America and Asia/Pacific. In North America, sales were lower across all channels, mainly due to lower consumption, unfavorable sales mix due to new product configurations, reduced inventory levels at distributors and increased trade marketing expenses. In Latin America, sales were lower in most regions due mainly to lower volumes driven by increased pressure from competition and distributor performance issues.  A shift from a direct sales model to a distributor model in Colombia contributed to lower revenues; however, the overall profitability of the Colombia market improved. In Asia/Pacific, sales declined due to the elimination of contract manufacturing sales as a result of the sale of our manufacturing facility located in Fairfield, Australia in July 2004 and the discontinuance of certain low margin product lines.  Trade marketing, sales discounts and slotting expenses were approximately 13% of gross sales for the year ended December 31, 2005 as compared to approximately 11% of gross sales for the year ended December 31, 2004.  These unfavorable impacts were partially offset by nearly $4 million in favorable currency impacts, improved sales in certain markets within the EAME region and the impact of slotting expenses related to Equal® Sugar Lite™ in 2004 that did not repeat in 2005.  In the EAME region, stronger sales resulting from the strengthening of currencies and improved sales in South Africa, the UK, Portugal and the Middle East were partially offset by lower sales in other markets, mainly France and Italy. Sales in Portugal were significantly increased by sales to a new distributor to establish appropriate starting inventory levels.

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

Operating expenses. Marketing and selling expenses decreased mainly due to lower advertising and other marketing costs in all segments, the majority of which relates to lower brand support and launch expenses related to Equal® Sugar Lite™ in 2004 that did not repeat in 2005, coupled with lower marketing and selling administrative expenses in EAME, Latin America and Asia/Pacific and lower performance-based incentive expense due to lower 2005 operating results.  Administration expenses increased primarily due to a charge of $1.4 million to increase the allowance against accounts receivable relating to the announcement by Food Brokers LTD, a former distributor in the UK, that it was going into administration in February 2005.  This charge, in combination with the allowance established as of December 31, 2004 of $1.7 million, represented an allowance for the entire net receivable as of December 31, 2005.  In addition, higher corporate expenses, mainly related to increased litigation and consulting costs, were partially offset by restructuring savings, lower performance-based incentive expense and, in the EAME segment, reduced infrastructure costs and capital tax accruals.

Transaction fees for the year ended December 31, 2004 include a $3.3 million charge related to financing fees that were expected to be deferred and eventually amortized upon completion of our withdrawn offering of income deposit securities (“IDSs”), as well as $0.5 million related to professional fees associated with the withdrawn IDS offering.

The impairment loss in the year ended December 31, 2004 relates to the sale of our Fairfield, Australia manufacturing facility.  In the year ended December 31, 2005, the impairment loss relates to the write down of equipment that we were obligated to purchase from third party vendors due to the cancellation of a product launch in the EAME region, the write down of equipment in the Zarate plant and the write down of assets at the vacated Clayton, Missouri office that was being subleased.

During the year ended December 31, 2005, we continued our plan designed to improve both financial results and the long-term value of the business.  As a result of these actions, we recorded restructuring charges for workforce reductions of $3.0 million and $4.4 million for the years ended December 31, 2005 and December 31, 2004, respectively.  Restructuring charges were incurred in all segments and at the corporate headquarters in the years ended December 31, 2004 and December 31, 2005.  The restructuring charges incurred in the year ended December 31, 2005 related primarily to additional personnel that were notified of their termination during this period and to continuing provisions for previously notified employees being recorded over their stay periods.  The restructuring charges incurred in the year ended December 31, 2004 related primarily to employee termination costs in the EAME and Latin American segments as well as the departure of our previous Chief Executive Officer, Etienne Veber, on November 5, 2004 and two other senior executives at the corporate level. Cash payments related to restructuring liabilities totaled $4.2 million in 2005 and $5.0 million in 2004. Payroll related savings in 2005 as a result of the 2005 actions approximated $1.2 million. Had all 2005 actions taken through December 31, 2005 been in place as of January 1, 2005, estimated payroll savings would have been approximately $2.9 million. Payroll related savings includes base pay and estimated payroll related benefits and taxes.  Additional information regarding restructuring charges and the related liability can be found in Note 16 to the audited consolidated financial statements found elsewhere in this document.

Interest. Net interest expense increased in 2005 in comparison to 2004 mainly due to up to 1.25% higher interest rates on the our outstanding senior subordinated discount notes and Merisant’s $225 million of senior subordinated notes, as our company and Merisant did not register exchange notes prior to the agreed deadline. As a result of the consummation of the exchange offers on October 5, 2005, the interest rates returned to their stated rates of 12.5% and 9.5% per annum, respectively.

Other( income)/expense, net. The favorable variance is mainly attributable to a $5.7 million currency gain on the euro-denominated debt for the year ended December 31, 2005, as compared to a $3.8 million currency loss on this debt for the same period in 2004 and a gain of approximately $0.5 million on the sale of our South African entity in conjunction with the shift to a distributor model in that market.  These favorable impacts were partially offset by a $3.3 million lower unrealized gain on derivative instruments and the impact of unfavorable balance sheet remeasurement losses of approximately $1.6 million in the year ended December 31, 2005 as compared to favorable balance sheet remeasurement gains of approximately $2.1 million in the year ended December 31, 2004.  The unrealized gain on derivative instruments is related to the interest rate swaps required by the Senior Credit Agreement, which had been marked to market through the statement of operations since the debt refinancing in July 2003.

Taxes.  For the year ended December 31, 2005, a $5.6 million tax provision was recorded on a loss before taxes of $11.5 million and cash tax receipts of $0.6 million were received. The unusual relationship of the consolidated income tax provision and cash tax receipts to the consolidated income before income taxes for 2005 results primarily from the aggregation of income and the related provision for taxes in our foreign subsidiaries with losses in the United States that had no related tax benefit.

In 2005 in the United States, we incurred losses before income taxes of $48.2 million, while recording a tax provision of $3.1 million, representing an effective tax rate of (6%). This tax provision primarily represented an increase in the net U.S. deferred tax liability caused principally by current income tax deductions related to amortization of goodwill over a 15 year life that have not been recognized for book purposes. Pursuant to FASB Statement No. 142, goodwill is not amortized for book purposes and is not written down unless impaired, which is not our case. As a result, the deferred tax liability will not reverse until such time, if any, that our goodwill becomes impaired or sold. As such, this deferred income tax liability, which is expected to continue to increase, will have an indefinite life, resulting in what is referred to as a “naked tax credit.” The current tax deduction, along with other components of the taxable loss for the year, served to increase the net operating loss tax credit carryforward, which is reflected as an increase in deferred net income tax assets. However, in assessing deferred tax assets, we consider whether it is more likely than not that some or all of the deferred tax assets will not be realized. SFAS 109 indicates that forming a conclusion that a valuation allowance against a deferred income tax asset is not needed is difficult when there is negative evidence such as cumulative losses in recent years. In 2002, we had cumulative income before taxes, whereas, the significant losses generated in 2003 resulted in cumulative losses before income taxes for the preceding three years. In looking at this evidence, we determined that this negative evidence outweighed the positive evidence, and concluded that a valuation allowance was required against the United States deferred tax assets, as it was more likely than not that all or a portion of these deferred tax assets would not be realized. As discussed above, we have a “naked tax credit” for the deferred tax liability relating to the basis difference in goodwill. This deferred tax liability is not considered in the determination of the valuation allowance due to the indefinite life of the goodwill intangible assets.

In 2005 outside the United States, we had income before income taxes of $36.7 million, while recording a tax provision of $2.5 million, representing an effective tax rate of 7%. The overall effective tax rate outside the United States is positively influenced by a favorable tax rate applicable to our operating subsidiary in Switzerland and adversely influenced by valuation allowances in certain loss generating subsidiaries. In certain foreign jurisdictions, we incurred losses before income taxes but recorded no tax benefit due to uncertainties regarding our ability to utilize any benefits associated with the net deferred income tax assets in those jurisdictions. Accordingly, we have established full valuation allowances against those net deferred income tax assets.

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

(1)   “Operating EBITDA” as used with respect to our operating segments is a measure upon which we assess the financial performance of these segments. Operating EBITDA excludes interest expense, income tax expense and depreciation and amortization, as well as items such as restructuring expenses, certain significant charges related to obsolete or slow moving inventory or uncollectible receivables and indebtedness and certain other non-cash items. See Note 15 to the audited consolidated financial statements found elsewhere in this document for a description of Operating EBITDA and a reconciliation of Operating EBITDA to income (loss) before income taxes. Operating EBITDA margin represents Operating EBITDA as a percentage of net sales.

North America

Net sales. In North America, net sales were lower due mainly to reduced volumes in the grocery, food service, club and mass channels primarily attributable to lower consumer demand which was impacted by increased competitive pressure and, to a lesser extent, lower inventory levels at our main distributor.  Additionally, unfavorable sales mix due to a shift to a new, but lower margin product configuration in the club channel and a bonus pack sold into the mass channel, as well as higher trade marketing expenses across nearly all channels also contributed to the sales decline.  Trade marketing, sales discounts and slotting fees were approximately 21% of net sales for the year ended December 31, 2005 as compared to approximately 16% of net sales for the year ended December 31, 2004. These unfavorable impacts were slightly offset by slotting expenses related to Equal® Sugar Lite™ in 2004 that did not repeat in 2005, increased sales in Canada due to an adverse distributor inventory adjustment in 2004 that did not occur in 2005 and increased 2005 sales related to contract manufacturing activities.

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

EAME

Net sales. The net sales increase in EAME resulted primarily from a $2.1 million favorable impact of currency translation.  In addition, there was significant sales growth in South Africa, the UK, Portugal and the Middle East, which was partially offset by a

sales decline in a number of other parts of the region, mainly France, Italy, Switzerland, Hungary and Sweden.   Sales in South Africa and Portugal were significantly increased by sales to a new distributor to establish appropriate starting inventory levels.

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

Liquidity and Capital Resources

Our liquidity needs are primarily met through internally generated cash flow. As needed, we also borrow money under the revolving credit facility of the Senior Credit Agreement. We may engage in discussions from time to time with our lenders and noteholders on ways to optimize our capital structure.  Our primary uses of cash are cost of sales, operating expenses, debt service, capital expenditures and distributions to our stockholder. Foreign subsidiaries generated approximately 59% of consolidated net sales during the year ended December 31, 2006, and we have relied upon the repatriation of cash from our foreign subsidiaries to satisfy many of our domestic cash requirements. Historically, we had received a vast majority of funds from foreign subsidiaries through our Swiss subsidiary in the form of payments pursuant to a promissory note. This promissory note was repaid in full in January 2006. On March 30, 2006, we issued a revolver note to our Swiss subsidiary, which will mature in 2011. We may borrow up to $200 million from our Swiss subsidiary during the term of the revolver note, and we expect to repatriate cash to the United States through borrowings under this revolver note. The balance relating to this revolving note as of December 31, 2006 was $35.9 million, consisting of $34.9 million in outstanding borrowings and $1.0 million in accrued interest.

Accounts receivable levels, time to payment and inventory levels impact the amount of internally generated cash flow. The following table shows information with respect to accounts receivable and inventory as of December 31, 2004, 2005 and 2006. Accounts receivable decreased in the year ended December 31, 2005 primarily due to significantly lower sales in the fourth quarter of 2005 as compared to the fourth quarter of 2004. Accounts receivable increased in the year ended December 31, 2006 primarily due to higher sales in the fourth quarter of 2006 compared to the fourth quarter of 2005.  The increase in inventory at December 31, 2005 as compared to December 31, 2004 resulted from the purchase of significant aspartame inventory in 2005 to satisfy a minimum volume commitment.  The decrease in inventory as of December 31, 2006 as compared to December 31, 2005 resulted as the excess aspartame inventory purchased in 2005 was consumed to a large extent during 2006 and finished goods inventories were lowered due to changes in business models and improvements in finished goods inventory management.

	December 31,
	2004	2005	2006
Accounts receivable (in millions)	$81.7	$66.3	$68.0
Days sales outstanding	85	78	83
Inventory (in millions)	$25.7	$29.2	$13.8
Days sales in inventory	64	81	40

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

For the year ended December 31, 2006, net cash provided by operating activities was $21.0 million compared to $9.7 million for the year ended December 31, 2005. Operating cash flows increased $11.3 million versus the year ended December 31, 2005, due to an increase in the contribution from working capital of $19.5 million partially offset by decreased net income after adjusting for non-cash items. The contribution from working capital increased mainly due to reduced aspartame inventories as we consumed significant quantities in 2006 that were purchased in 2005 to satisfy a minimum volume commitment, lower finished goods inventories related to several business model changes and improved inventory management and a reduction in other receivables due mainly to the collection of funds related to the sale of the South African subsidiary.  In addition, the contribution from working capital for the period ending December 31, 2005 was more negatively impacted by changes in accounts payable and accrued expenses and, to nearly the same extent, more positively impacted by changes in accounts receivable as compared to the period ending December 31, 2006.

Net cash used in investing activities totaled $2.7 million for the year ended December 31, 2006 compared to $4.4 million for the year ended December 31, 2005 due to reduced spending on capital expenditures.

For the year ended December 31, 2006, financing activities used $13.0 million in cash as compared to providing $4.7 million in cash for the year ended December 31, 2005.  In the year ended December 31, 2006, cash was provided from borrowings of $85.0 million under the Second Lien Credit Agreement, but the proceeds were used fully to prepay borrowings under the Senior Credit Agreement and for costs relating to the Second Lien Credit Agreement.  Additional funds obtained from the sale of our South African and Hungarian subsidiaries were used to prepay existing debt obligations in accordance with the terms of the Senior Credit Agreement and cash from operations was used to reduce Merisant’s borrowings under its revolving credit facility from $16.0 million as of December 31, 2005 to $0 as of December 31, 2006.  For the year ended December 31, 2006, Merisant paid its scheduled principal payments under the Senior Credit Agreement and paid fees related to amendments to the Senior Credit Agreement, as was also the case for the year ended December 31, 2005.

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

For the year ended December 31, 2005, net cash provided by operating activities was $9.7 million, whereas in the year ended December 31, 2004, net cash provided by operating activities was $42.4 million.  Operating cash flows decreased $32.7 million versus the year ended December 31, 2004, primarily due to reduced operating results and a decrease in the contribution from working capital of $23.9 million. The contribution from working capital decreased mainly due to reductions in accounts payable and accrued expenses.  Timing of payments, lower marketing spend, reduced performance-based incentive accruals, the sale of our South African subsidiary and settlement of value added tax payables all contributed to the reduction in accounts payable and accrued expenses.  Additionally, working capital decreased as a result of an increase in aspartame purchases in 2005 to satisfy a minimum volume commitment.

Net cash used in investing activities totaled $4.4 million for the year ended December 31, 2005, compared to $10.6 million for year ended December 31, 2004.  Capital expenditures in the year ended December 31, 2005 were significantly lower than in the year ended December 31, 2004, primarily due to equipment upgrades at the Manteno and Zarate facilities, spending at our former facility in Fairfield, Australia and business system enhancements in the year ended December 31, 2004 that did not repeat in the comparable period in 2005.

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

Capital Expenditures

Capital expenditures in 2006 were $2.9 million and are expected to be in the range of $3.0 million to $5.0 million in 2007. We believe that internally generated cash flow, together with borrowings available under the Senior Credit Agreement, will be sufficient to fund capital expenditures over the next 12 months.

Financing

On November 12, 2003, we issued $136.0 million stated aggregate principal amount at maturity of our 12 ¼% senior subordinated discount notes due 2014 (the “Discount Notes”) and on July 11, 2003, Merisant issued $225.0 million principal amount of their Notes and Merisant refinanced its credit facility with the Senior Credit Agreement.  A portion of the proceeds of the Discount Notes, the Notes and the Senior Credit Agreement were used to pay a dividend to our stockholders.

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

The Senior Credit Agreement provides for aggregate commitments of up to $310.0 million, consisting of a revolving loan facility of $35.0 million, of which a portion is available at Merisant’s option in euro or dollars or in the form of letters of credit denominated in dollars or euro, as well as term loan facilities of $275.0 million, consisting of a Euro Term Loan A of $50.0 million, and a Term Loan B of $225.0 million, denominated in dollars. The Euro Term Loan A and the revolving loan facility have a maturity of five and one-half years while the Term Loan B has a maturity of six and one-half years. The Senior Credit Agreement is guaranteed by our company and each of Merisant’s domestic subsidiaries. The Senior Credit Agreement and the guarantees of the guarantors are secured by a first-priority security interest in substantially all of Merisant’s assets and the assets of the guarantors.

Merisant has sought and obtained amendments to the Senior Credit Agreement from time to time. Merisant faced a possible immediate default under the Senior Credit Agreement in the first quarter of 2006 as a result of continued declines in Bank EBITDA.  Merisant successfully completed an amendment to the Senior Credit Agreement on March 29, 2006, which amended the financial covenants as of December 31, 2005, adjusted the financial covenants through the maturity date of loans outstanding under the Senior Credit Agreement, incorporated new financial covenants, adjusted the interest rate on borrowings under the Senior Credit Agreement, amended the definition of Bank EBITDA to provide additional “add backs” related to restructuring and new product development efforts, and amended certain other covenants (the “Fourth Amendment”).  The Fourth Amendment also required Merisant to raise approximately $85.0 million of new borrowings under the Senior Credit Agreement before January 2, 2007, including pursuant to the Second Lien Credit Agreement which is secured by a second lien on all of the assets that secure loans outstanding under the Senior Credit Agreement.  Merisant consummated the Second Lien Credit Agreement on June 23, 2006.  The Second Lien Credit Agreement provides for an $85.0 million term loan facility, which was drawn in a single draw at closing. The maturity date of the term loan is June 11, 2010.

Concurrent with the closing of the Second Lien Credit Agreement, Merisant completed another amendment to the Senior Credit Agreement (the “Fifth Amendment”).  The Fifth Amendment amended the Senior Credit Agreement to accommodate the Second Lien Credit Agreement and to effect certain other amendments that were intended to facilitate a de-leveraging of our capital structure.  The amendments include exceptions to the restrictive covenants to permit, subject to certain limitations and subject to the restrictions contained in the indenture governing the Notes and our Discount Notes:

•                                        the issuance of certain preferred stock;

•                                        the issuance of up to an aggregate of $100.0 million of payment-in-kind (“PIK”) notes and additional secured indebtedness;

•                                        additional restricted payments up to $10.0 million each fiscal year;

•                                        the exchange by our company or Merisant of our capital stock, PIK notes or additional secured PIK indebtedness for the Discount Notes or the Notes or the repurchase of the Notes or Discount Notes with the net cash proceeds from the issuance of such capital stock, PIK notes or additional secured PIK indebtedness so long as the Notes and the Discount Notes are cancelled in connection with any such transaction; and

•                                        the acquisition by our company or Merisant of the Notes or Discount Notes in transactions permitted under the restricted payment covenant.

In addition, the beneficial owners of the Notes and the Discount Notes may acquire our common stock without triggering a change of control event of default so long as our original investors  continue to control of record and beneficially, directly or indirectly, at least 51% of our outstanding common stock.

Depending on the type of borrowing, the applicable interest rate under the Second Lien Credit Agreement is calculated as a per annum rate equal to (a) LIBOR plus 850 basis points or (b) (i) the greater of (x) the prime rate or (y) the federal funds effective rate plus 0.5% plus (ii) 750 basis points.  As of December 31, 2006, there were $85.0 million in term loans outstanding under the Second Lien Credit Agreement at an interest rate of 13.89%.

The Second Lien Credit Agreement contains provisions for mandatory prepayments from 100% of the net cash proceeds of asset sales, recovery events and debt issuances and 50% of the net cash proceeds of equity issuances, subject to certain exceptions.  Merisant may prepay the term loans under the Second Lien Credit Agreement in whole or in part at any time.  If Merisant makes any such payments during the first three years of the credit facility, it must pay a premium of 3%, 2% and 1% of the aggregate principal amount of term loans prepaid in the first, second and third years of the Second Lien Credit Agreement, respectively, except that these prepayment premiums will be reduced to 1.5%, 1% and 0.5%, respectively, on the first $25.5 million aggregate principal amount of the term loans prepaid with the net cash proceeds from an equity issuance by us.

The obligations under the Second Lien Credit Agreement are guaranteed by our company and our domestic subsidiaries, and are secured by a lien on substantially all of our assets and the assets of Merisant and each subsidiary guarantor, including a pledge of 65% of the ownership interests in each first-tier foreign subsidiary held by a guarantor, with certain exceptions.

The Second Lien Credit Agreement increased the aggregate principal amount of our indebtedness by $7.2 million and increased our interest expense.  Merisant’s loans outstanding under the Senior Credit Agreement had a weighted average interest rate of approximately 9.0% per annum prior to the closing of the Second Lien Credit Agreement.  Merisant’s borrowings under the Senior Credit Agreement and Second Lien Credit Agreement had a weighted average interest rate of approximately 10.3% per annum upon the closing of the Second Lien Credit Agreement.  The interest rates on loans outstanding under the Senior Credit Agreement reverted to Euro-LIBOR plus 325 basis points on Euro-denominated term A loans and LIBOR plus 325 basis points on term B loans and revolving loans upon the closing of the Second Lien Credit Agreement.

As of December 31, 2006, unamortized deferred financing cost related to entering into the Senior Credit Agreement, the issuance of the Notes in July 2003, the issuance of the Discount Notes in November 2003, the 2005 registered exchange offers with respect to the Notes and the Discount Notes, the execution of any subsequent amendments to the Senior Credit Agreement and entering into the Second Lien Credit Agreement was approximately $15.8 million and is being amortized in accordance with the terms of the respective debt instruments.

Intercreditor Arrangements.  The loans outstanding under the Second Lien Credit Agreement are secured by a second lien on all of the assets that secure loans outstanding under the Senior Credit Agreement.  In connection with the closing of the Second Lien Credit Agreement, we along with Merisant, lenders under the Senior Credit Agreement (the “First Lien Lenders”), the lenders under the Second Lien Credit Agreement (the “Second Lien Lenders”), Credit Suisse, as agent to the first lien lenders, and Wells Fargo Bank, National Association, as agent for the second lien lenders, entered into an Intercreditor Agreement.  The Intercreditor Agreement subordinates the liens securing the obligations under the Second Lien Credit Agreement to the liens securing the obligations under the Senior Credit Agreement.  The Intercreditor Agreement restricts amendments to the Senior Credit Agreement and the Second Lien Credit Agreement.  Certain amendments to the Senior Credit Agreement or the Second Lien Credit Agreement require the prior consent of the administrative agent for the other credit facility acting at the direction of the requisite lenders for that facility.  The aggregate principal of loans under the Senior Credit Agreement may not exceed $175.0 million plus interest that has been capitalized under the Senior Credit Agreement that does not exceed the applicable base rate plus a margin of 6% per annum, exclusive of any default interest.  This limitation will be further reduced by any permanent repayments of principal and reductions or eliminations of commitments under the Senior Credit Agreement.  The aggregate principal amount of loans outstanding under the Second Lien Credit Agreement may not be increased.  In addition, neither the Senior Credit Agreement nor the Second Lien Credit Agreement may be amended to provide for covenants, representations or warranties, events of default, rights or remedies which are, in the aggregate, on terms less favorable to the lenders under the other credit facility or increase the amount of interest by an applicable margin of more than 6% with no more than 4% of any such increase payable in cash, exclusive, in each case, of default interest.

Restrictive Covenants and Bank EBITDA.  The indentures governing the Discount Notes and the Notes, the Senior Credit Agreement and the Second Lien Credit Agreement contain certain covenants that limit or restrict the incurrence of liens, investments (including acquisitions), sales of assets, indebtedness, restricted payments (including dividends) and mergers and consolidations, subject to certain exceptions.  In addition, the Senior Credit Agreement and the Second Lien Credit Agreement require Merisant to maintain compliance with a consolidated first-lien leverage ratio covenant, a consolidated senior leverage ratio covenant, a consolidated leverage ratio covenant, a consolidated interest coverage ratio covenant, and a consolidated fixed charge coverage ratio covenant.  The representations, warranties, covenants and defaults in the Second Lien Credit Agreement are substantially similar to the representations, warranties, covenants and defaults in the Senior Credit Agreement in all material respects, except that certain negative covenants are less restrictive on our business and operations and that of our subsidiaries and the financial covenant ratios are less restrictive, in each case, than those set forth in the Senior Credit Agreement.

As noted above, the Senior Credit Agreement and the Second Lien Credit Agreement contain financial covenants that require Merisant to maintain certain ratios. These ratios are measured on the basis of Bank EBITDA for the four fiscal quarters ending at least 45 days prior to the payment date.  Bank EBITDA is discussed here because it is the measure upon which the covenants contained in the Senior Credit Agreement are measured.  However, Bank EBITDA is not a measure of liquidity under GAAP. Accordingly, while providing useful information with respect to assessing compliance with covenants under our primary debt obligations, this measure should not be considered in isolation from, or as a substitute for, consolidated statement of cash flow data prepared in accordance with GAAP as an indication of liquidity. In addition, the Bank EBITDA measure presented may differ from, and may not be comparable to, similarly titled measures used by other companies.

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

•                                          any extraordinary or non-recurring cash losses or expenses arising from restructuring not to exceed in the aggregate  (A) if such period ends prior to January 1, 2006, $14,600,000, or (B) if such period begins on or after January 1, 2006, (x) $11,000,000 with respect to any such non-recurring cash losses or expenses arising from the implementation of Merisant’s plan known as “Project Arrow” and related restructuring, (y) $4,000,000 with respect to any such non-recurring cash losses or expenses arising from the transition from Heinz to ACH as Merisant’s exclusive distributor in the United States; and (z) any cash expenses incurred in connection with (i) any waiver of a default or event of default and any amendment to the Senior Credit Agreement including the fees and expenses of any attorneys and financial advisers retained by the administrative agent pursuant thereto with respect to any such waiver or amendment and (ii) the negotiation, execution and closing of the Second Lien Credit Agreement and any waiver of a default or event of default and any amendment to the Second Lien Credit Agreement including the fees and expenses of any attorneys and financial advisers retained by the administrative agent with respect to any such waiver or amendment; and

•                                          expenses incurred by Merisant or any subsidiary prior to January 1, 2007 in connection with the development and commercialization of the all-natural, zero-calorie sweetener to be marketed under the Sweet Simplicity™ trademark, in an amount not to exceed in the aggregate $3,000,000.

Bank EBITDA for the year ended December 31, 2006 was $67.2 million. Merisant was in compliance with the covenants under the Senior Credit Agreement, as amended, and the Second Lien Credit Agreement at December 31, 2006.

Contractual Obligations and Commercial Commitments

The following table summarizes future payments for our contractual obligations at December 31, 2006.

Contractual Obligations

At December 31, 2006

	Payments due by Period
Contractual Obligations	Less than 1 year	Year 2-3	Year 4-5	After 5 years	Total
	(dollars in millions)
Long-Term Debt (1)	$8.4	$15.0	$187.8	$362.1	$573.3
Total Interest (1)	43.6	102.1	84.5	84.7	314.9
Capital Lease Obligations	0.0	0.1	—	—	0.1
Operating Leases	1.0	1.5	0.7	—	3.2
Inventory Purchase Obligations (2)	14.4	30.4	7.7	—	52.5
Other Long-Term Liabilities (3)	1.0	2.0	1.0	—	4.0
Total Contractual Cash Obligations	$68.4	$151.1	$281.7	$446.8	$948.0

For additional information, see Notes 6 and 9 to the audited consolidated financial statements included elsewhere in this document.

(1)           Includes projected variable and fixed interest related to the Senior Credit Agreement (term A and term B loans), the Second Lien Credit Agreement, the Notes and the Discount Notes and assumes that future variable interest rates do not deviate from current interest rates.  A significant portion of our debt bears interest at a fixed rate. Interest rate exposure results from our floating rate borrowings. Of the total interest of $314.9 million, $72.9 million relates to projected variable interest under the Senior Credit Agreement and the Second Lien Credit Agreement and $242.0 million relates to fixed interest under the Notes and the Discount Notes.

(2)           Includes commitments to purchase major raw materials as well as finished goods from third party manufacturers, such as Kruger.

(3)           Consists of deferred compensation in the aggregate amount of $4.0 million owed to Mr. Donald. The payments to Mr. Donald are offset by a note from Mr. Donald.

Item 7A.         Quantitative and Qualitative Disclosures About Market Risk

Foreign Operations

With approximately 64% and 59% of consolidated total net sales generated by subsidiaries outside of the United States in the years ended December 31, 2005 and December 31, 2006, respectively, our ability to obtain funds necessary to meet our obligations is subject to applicable laws, foreign taxes and intercompany pricing laws, including those relating to the flow of funds between our foreign affiliates pursuant to, for example, purchase agreements, licensing agreements or other arrangements.  Historically, we received a vast majority of funds from foreign affiliates through our Swiss subsidiary in the form of payments pursuant to a promissory note.  The note was repaid in full in January 2006. On March 30, 2006, we issued a revolver note to our Swiss subsidiary, which will mature in 2011. We may borrow up to $200 million from our Swiss subsidiary during the term of the revolver note.  We are repatriating cash to the United States through borrowings under this revolver note, which total $34.9 million as of December 31, 2006. Regulators in the United States and other foreign countries where we operate may closely monitor our corporate structure and how it effects intercompany fund transfers.

In addition, as of December 31, 2006, foreign affiliates comprised approximately 46% of our consolidated total assets.  Accordingly, we have experienced and will continue to be exposed to foreign exchange risk.

Foreign Currency and Interest Rate Risks

Inherent in our operations are certain risks related to changes in foreign currency exchange rates and interest rates. We bear foreign exchange risk because a majority of our financing was obtained in U.S. dollars although a significant portion of revenues are earned in the various currencies of our foreign subsidiaries’ operations.  Under the Senior Credit Agreement, a portion of our financing was obtained in euro.  This euro-denominated loan decreases our transactional exposure to euro exchange fluctuations until the euro principal and interest are repaid.  Decreases in sales and earnings from euro denominated countries that result from the euro weakening against the U.S. dollar are offset by the decrease in the euro denominated debt obligations (i.e., foreign currency transaction gain) and interest expense that also results from such a decrease in exchange rate.  Likewise, any increase in sales and earnings from the euro denominated countries that results from a strengthening euro against the U.S. dollar offsets the increase in the euro denominated debt obligations (i.e., foreign currency transaction loss) and interest expense that results from such an exchange rate increase.

A significant portion of our debt bears interest at a fixed rate.  Interest rate exposure results from our floating rate borrowings. For the year ended December 31, 2006, a 1.0% per annum increase or decrease in interest rates would have resulted in an increase or decrease in cash interest costs for our variable rate term loans of approximately $2.2 million, excluding the impact from the interest rate derivatives that were still in place for the majority of the three month period ended March 31, 2006.

In the normal course of business, we identify risks relating to foreign currency exchange rates and interest rates and mitigate their financial impact through corporate policies and, at times, through the use of derivative financial instruments.  We use derivatives only where there is an underlying exposure and do not use them for trading or speculative purposes. The counter parties to the hedging activities would be highly rated financial institutions. We did not have any foreign currency forward exchange contracts or interest rate derivatives outstanding at December 31, 2006.

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

Item 8.            Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Merisant Worldwide, Inc.

Chicago, Illinois

We have audited the accompanying consolidated balance sheet of Merisant Worldwide, Inc. and Subsidiaries as of December 31, 2005 and December 31, 2006 and the related consolidated statements of operations and comprehensive loss, stockholders’ deficit and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated statements referred to above present fairly, in all material respects, the financial position of Merisant Worldwide, Inc. and Subsidiaries at December 31, 2005 and December 31, 2006, and the results of their operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO Seidman, LLP

Chicago, Illinois
March 23, 2007

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Merisant Worldwide, Inc.

In our opinion, the accompanying consolidated statements of operations and comprehensive loss, of shareholders’ equity (deficit) and of cash flows present fairly, in all material respects, the results of operations and cash flows of Merisant Worldwide, Inc. and its subsidiaries (the “Company”) for the year ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

/s/ PRICEWATERHOUSECOOPERS LLP

Chicago, Illinois
April 15, 2005

MERISANT WORLDWIDE, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(Dollars In Thousands, Except Per Share Amounts)

	At December 31,
	2005	2006
ASSETS
Cash and cash equivalents	$18,073	$23,753
Trade accounts receivable, net of allowances of $3,616 and $534, respectively	66,323	68,006
Other receivables	10,793	5,676
Inventories	29,201	13,792
Prepaid expenses and other assets	2,796	5,477
Current portion of note receivable from director	970	970
Deferred income tax assets	474	1,534
Total current assets	128,630	119,208
Property and equipment, net	29,681	23,341
Trademarks and other intangible assets, less accumulated amortization and impairment of $128,587 and $159,340, respectively	213,432	182,679
Goodwill	107,209	107,209
Deferred financing costs, less accumulated amortization of $6,227 and $8,410, respectively	16,172	15,793
Non-current portion of note receivable from director	3,430	2,651
Investment in equity affiliate	362	269
Other non-current assets	1,309	967
Total assets	$500,225	$452,117
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Accounts payable	$16,237	$16,234
Income taxes payable	1,933	1,578
Accrued interest expense	12,855	11,793
Accrued trademarketing and consumer promotions	18,648	12,200
Accrued incentives	887	8,017
Accrued expenses and other liabilities	18,154	11,757
Current maturities of long-term obligations	25,750	8,468
Total current liabilities	94,464	70,047
Long-term obligations, net of current maturities	512,877	537,565
Deferred income tax liabilities	14,317	19,439
Other liabilities	14,257	11,452
Total liabilities	635,915	638,503
Commitments and contingencies (Note 9)
Stockholders’ Deficit:
Common stock, $0.01 par value, 10,000,000 shares authorized, 9,169,552 shares issued and 9,089,380 shares outstanding	91	91
Due for purchase of shares	(767)	(707)
Retained deficit	(126,262)	(178,423)
Accumulated other comprehensive loss	(7,031)	(5,626)
	(133,969)	(184,665)
Less cost of treasury stock (80,172 shares)	(1,721)	(1,721)
Total stockholders’ deficit	(135,690)	(186,386)
Total liabilities and stockholders’ deficit	$500,225	$452,117

The accompanying notes are an integral part of these consolidated financial statements.

MERISANT WORLDWIDE, INC. AND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Loss

(Dollars in Thousands)

	Years Ended December 31,
	2004	2005	2006
Net sales	$347,688	$304,965	$293,925
Cost of sales	145,239	129,782	124,795
Gross profit	202,449	175,183	169,130
Operating expenses:
Marketing and selling expenses	90,615	72,926	73,012
Administration expenses	43,329	43,218	42,202
Amortization of intangible assets	22,314	22,216	22,361
Transaction fees	3,814	(501)	3,300
Net loss on long lived assets	3,719	559	8,823
Restructuring expenses	4,373	2,975	5,504
Total operating expenses	168,164	141,393	155,202
Income from operations	34,285	33,790	13,928
Other expense (income):
Interest income	(839)	(833)	(618)
Interest expense	54,635	57,269	61,726
Other income (expense), net	(8,206)	(11,143)	411
Total other expense	45,590	45,293	61,519
Loss before income taxes	(11,305)	(11,503)	(47,591)
Provision for income taxes	7,239	5,647	4,570
Net loss	$(18,544)	$(17,150)	$(52,161)
Net loss from above	$(18,544)	$(17,150)	$(52,161)
Other comprehensive income (loss)	1,458	(3,083)	1,405
Total comprehensive loss	$(17,086)	$(20,233)	$(50,756)

The accompanying notes are an integral part of these consolidated financial statements.

MERISANT WORLDWIDE, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Deficit

(Dollars in Thousands)

	Common Stock	Due for Purchase of Common Stock	Retained Earnings (Deficit)	Accumulated Other Comprehensive Loss	Treasury Stock, at Cost	Total
Balance at December 31, 2003.	$91	$(767)	$(90,568)	$(5,406)	$(1,721)	$(98,371)
Foreign currency translation adjustment	—	—	—	2,131	—	2,131
Net change in fair value of derivative instruments, net of taxes	—	—	—	(673)	—	(673)
Net loss	—	—	(18,544)	—	—	(18,544)
Balance at December 31, 2004.	91	(767)	(109,112)	(3,948)	(1,721)	(115,457)
Foreign currency translation adjustment	—	—	—	(4,915)	—	(4,915)
Net change in fair value of derivative instruments, net of taxes	—	—	—	1,832	—	1,832
Net loss	—	—	(17,150)	—	—	(17,150)
Balance at December 31, 2005.	91	(767)	(126,262)	(7,031)	(1,721)	(135,690)
Foreign currency translation adjustment	—	—	—	1,405	—	1,405
Settlement of loan for purchase of common stock	—	60	—	—	—	60
Net loss	—	—	(52,161)		—	(52,161)
Balance at December 31, 2006.	$91	$(707)	$(178,423)	$(5,626)	$(1,721)	$(186,386)

The accompanying notes are an integral part of these consolidated financial statements.

MERISANT WORLDWIDE, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Dollars in Thousands)

	Years Ended December 31,
	2004	2005	2006
Operating Activities
Net loss	$(18,544)	$(17,150)	$(52,161)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	11,182	9,330	8,371
Net non-cash loss on long lived assets	3,137	559	8,823
Euro-denominated loan foreign exchange loss (gain)	3,786	(5,680)	2,842
Amortization of intangible assets	22,314	22,216	22,361
Amortization of deferred financing costs	2,629	2,789	3,482
Interest accretion on senior subordinated discount notes	9,813	11,468	12,303
Deferred financing fee write off	—	—	2,478
Net gains on derivative instruments	(8,950)	(5,607)	(694)
Equity in (income) loss of affiliate	(59)	407	93
Deferred income tax provision	2,918	1,660	4,144
Gain on liquidation or sale of subsidiaries	—	(534)	(791)
Changes in operating assets and liabilities:
Trade accounts receivable	11,827	11,712	984
Other receivables	(572)	2,483	5,960
Inventories	2,733	(5,419)	16,426
Prepaid expenses and other assets	(586)	824	(2,292)
Accounts payable	(3,513)	(13,587)	(134)
Accrued expenses and other	4,236	(5,767)	(11,226)
Net cash provided by operating activities	42,351	9,704	20,969
Investing Activities
Proceeds from sale of property and equipment	1,542	147	216
Purchase of property and equipment	(12,167)	(4,585)	(2,948)
Net cash used in investing activities	(10,625)	(4,438)	(2,732)
Financing Activities
Net borrowings (payments) under revolving credit facility	—	16,000	(16,000)
Borrowings under long-term obligations	336	324	85,095
Principal payments on long-term obligations	(30,898)	(9,684)	(76,565)
Payment of deferred financing costs	(614)	(1,971)	(5,581)
Settlement of loan for purchase of common stock	—	—	60
Net cash (used in) provided by financing activities	(31,176)	4,669	(12,991)
Effect of exchange rates on cash and cash equivalents	(280)	(965)	433
Net increase in cash and cash equivalents	270	8,970	5,679
Cash and cash equivalents at beginning of year	8,833	9,103	18,074
Cash and cash equivalents at end of year	$9,103	$18,073	$23,753
Supplemental cash flow information
Cash paid for interest	$39,690	$41,896	$44,313
Cash paid (received) for income taxes	$5,198	$(641)	$2,452

The accompanying notes are an integral part of these consolidated financial statements.

MERISANT WORLDWIDE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars In Thousands, Except Per Share Amounts)

1. Description of Business and Basis of Presentation

On March 17, 2000, Merisant Worldwide, Inc. (the “Company”), acquired the global tabletop sweetener business from the Monsanto Company (“Monsanto”) of St. Louis, Missouri. The Company, headquartered in Chicago, Illinois, manufactures and distributes sugar substitute sweeteners for the domestic and international consumer food markets, primarily under the Equal® and Canderel® brands. The Company distributes its products via the food retail, mass merchandising, pharmacy and food service channels. The Company, through its broker/distributor agents or its own direct sales force, extends credit to its customers on terms customary with local, regional or national practices.  The Company has two manufacturing facilities, one in the United States and one in Argentina, and approximately nineteen foreign subsidiaries throughout Europe, Africa and the Middle East (“EAME”), Latin America and Asia Pacific through which it sells its product.

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

Intangible Assets

Intangible assets consist of goodwill, trademarks and deferred financing costs. Goodwill represents the excess of the purchase price over the fair value of the net assets acquired from Monsanto in 2000.  The Company’s goodwill was allocated by reporting unit. Based on that allocation, goodwill by segment is as follows as of December 31:

	2005	2006
North America	$71,902	$71,902
EAME	25,812	25,812
Latin America	9,495	9,495
Asia Pacific	—	—
	$107,209	$107,209

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

The Company has determined that its trademarks are finite-lived intangibles. Trademarks are amortized on a straight-line basis over 15 years. Accordingly, the Company expects to record intangible amortization of approximately $22,574 for the year ending December 31, 2007 and $21,647 for the fiscal years ending December 31, 2008 through December 31, 2011.

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

Revenue Recognition

Revenue is recognized in accordance with agreed shipping terms. Revenue is recognized when product is shipped or delivered to third parties, depending on the applicable shipment terms. Allowances, based on historical experience, are made for anticipated returns of product and sales discounts at the time products are sold.  Additionally, the Company records an allowance for doubtful accounts as an estimate of the inability of its customers to make their required payments. The determination of the allowance requires the Company to make assumptions about the future ability to collect amounts owed from customers. When determining the amount of the allowance for doubtful accounts, a number of factors are considered. Most importantly, an aging of the accounts receivable that lists past due amounts according to invoice terms is reviewed. Additional considerations include the current economic environment, the credit rating of the customers, the level of credit insurance applicable to a particular customer, general overall market conditions and historical experience. Once the determination is made that a customer is unlikely to pay, a charge to bad debt expense is recorded in the income statement and an increase to the allowance for doubtful accounts is recorded on the balance sheet. When it becomes certain the customer cannot pay, the receivable is written off against the allowance for doubtful accounts. The Company maintains a credit insurance policy for certain of its customers to reduce its overall risk of bad debt exposure. Following is a roll-forward of the Company’s allowance for doubtful accounts:

	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Sales	Additions to/(Deductions) from Reserve	Balance at End of Period

Year ended December 31, 2006	$3,616	$61	$(216)	$(2,927)	$534

Year ended December 31, 2005	$4,326	$1,477	$(577)	$(1,610)	$3,616

Year ended December 31, 2004	$1,996	$2,378	$1,671	$(1,719)	$4,326

Marketing Costs

The Company promotes its products with marketing activities, including advertising, consumer incentives and trade promotions. On an annual basis, advertising costs are expensed as incurred or in the year in which the related advertisement initially appears.  Advertising expense was $33,803, $21,600 and $20,193 for the years ended December 31, 2004, 2005, and 2006, respectively. As of December 31, 2005 and 2006, $1,117 and $3,074, respectively, of prepaid advertising is included in prepaid expenses and other assets in the accompanying consolidated balance sheets, primarily representing costs of advertisements that had not been released as of December 31, 2006.

Consumer incentive and trade promotion activities are deducted from revenue based on amounts estimated as being or becoming due to customers and consumers at the end of a period, based principally on the Company’s historical utilization and redemption rates.  These deductions are estimated and recorded upon sale of product by the Company and revised as necessary at each period end.

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

Fair Value of Financial Instruments

The carrying values reported in the consolidated balance sheets for cash and cash equivalents, accounts and notes receivable, accounts payable and accrued expenses are reasonable estimates of their fair value due to the short maturity of these items. The Company’s interest rate swaps and no cost interest rate collars were recorded at fair value (Note 2—Derivative Instruments and Note 13—Financial Instruments).  See Note 6 for estimates of the fair value of the Company’s debt instruments.

Major Customers and Credit Concentration

The Company sells products to customers in the United States and internationally. The Company performs ongoing credit evaluations of customers, and generally does not require collateral on trade accounts receivable. Allowances are maintained for potential credit losses and such losses have been within management’s expectations. Net sales to the Company’s largest customer for the years ended December 31, 2004 and 2005, H.J. Heinz Company (“Heinz”), were $74,657 and $53,713, respectively.  Net sales to the Company’s two largest customers for the year ended December 31, 2006, Heinz and ACH Food Companies, Inc. (“ACH”), were $18,559 and $44,930, respectively.  Effective May 5, 2006, ACH replaced Heinz as the Company’s sole distributor in the United States.  Trade accounts receivable from Heinz as of December 31, 2005 and 2006, were $9,917 and zero, respectively and trade accounts receivable from ACH as of December 31, 2006 were $8,736.  No other single customer accounted for a material portion of net sales or trade accounts receivable.

Foreign Currency Translation

The Company has determined that the functional currency for each consolidated subsidiary, except for certain European entities whose functional currency is the U.S. dollar, is its local currency. Assets and liabilities of entities outside the United States are translated into U.S. dollars at the exchange rates in effect at the end of each period; income and expense items are translated at each period’s average exchange rate; and any resulting translation difference is reported and accumulated as a separate component of consolidated stockholder’s equity (deficit), except for any entities which may operate in highly inflationary economies. Accumulated foreign currency translation adjustments at December 31, 2005 and 2006 were $7,031 and $5,626, respectively.  Remeasurements of European entities whose functional currency is the U.S. dollar as well as translation adjustments for entities operating in highly inflationary economies are recognized currently in income.

Derivative Instruments

The Company had certain financial instruments related to mitigating interest rate exposures and accounted for these derivative instruments under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and its related amendment, SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities” (collectively referred to as “SFAS 133”). These standards require that all derivative financial instruments be recorded on the consolidated balance sheets at their fair value as either assets or liabilities. Changes in the fair value of derivatives are recorded each period in income or accumulated other comprehensive loss, depending on whether a derivative is designated and effective as part of a hedge transaction and, if it is, the type of hedge transaction. Gains and losses on derivative instruments reported in accumulated other comprehensive loss are included in income in the periods in which income is affected by the hedged item.

The Company’s net amounts paid or received and net amounts accrued through the end of the accounting period related to interest rate swaps and no cost collars are included in interest expense. Any gains or losses on any contracts terminated early were deferred and amortized to income over the remaining life of the terminated contract.

The Company utilized interest rate swaps and collars to mitigate its exposure to interest rates. Prior to the debt offering in July 2003, these derivative instruments were designated as cash flow hedges. Subsequent to the refinancing, these derivatives were not redesignated as cash flow hedges. The Company has also historically utilized foreign currency forward exchange contracts to mitigate its exposure to certain changes in foreign currency exchange rates. These derivative instruments had been designated as cash flow hedges, however no such instruments were in place as of December 31, 2005 or December 31, 2006. See Note 13 for a discussion of these derivatives.

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

Recently Issued Accounting Standards

In November 2004, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 151, “Inventory Costs—An Amendment of ARB No. 43, Chapter 4,” which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). The Company adopted the provisions of SFAS No. 151 effective for inventory costs incurred during 2006.  The adoption of this statement did not have a material impact on the Company’s financial condition or results of operations.

In December 2004, the FASB issued revised SFAS No. 123(R), “Share-Based Payment—An Amendment of FASB Statement No. 123 and 95.” SFAS No. 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services or incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments, focusing primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires public entities to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions) and recognize the cost over the period during which an employee is required to provide service in exchange for the award. The Company adopted SFAS No. 123(R) in 2006. SFAS No. 123(R) applies to all awards granted after the required effective date and to awards modified, repurchased or cancelled after such date. As the Company has not issued any stock options, there was no financial impact due to the adoption of SFAS No. 123(R) on its consolidated financial statements.

In June 2006, the FASB issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes - an Interpretation of SFAS No. 109.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement of a tax position taken or expected to be taken in an enterprise’s tax return. In addition, FIN 48 provides guidance on derecognition, classification, interest, penalties, accounting in interim periods and disclosure related to uncertain income tax positions. FIN 48 is effective for fiscal years beginning after December 15, 2006. Accordingly, the Company will be required to adopt FIN 48 in the first quarter of 2007. The Company is continuing to evaluate the impact that the adoption of FIN 48 will have on its consolidated financial statements and notes thereto.  Based on the Company’s current assessment, and subject to any changes that may result from additional technical guidance being issued, the adoption of FIN 48 is expected to reduce the Company’s existing reserves for uncertain tax positions by up to $7,000, to be recorded as a cumulative effect adjustment to stockholders’ deficit.

3. Inventories

Inventories consist of the following as of December 31:

	2005	2006
Raw materials and supplies	$15,594	$7,309
Work in process	1,822	592
Finished goods	16,221	6,869
Inventory obsolescence reserves	(4,436)	(978)
	$29,201	$13,792

Inventory reserve activity for the years ended December 31, 2006, 2005 and 2004, respectively was as follows:

	Balance at Beginning of Period	Charged to Costs and Expenses	Additions to/(Deductions) from Reserve	Balance at End of Period

Year ended December 31, 2006	$4,436	$32	$(3,490)	$978

Year ended December 31, 2005	3,148	2,581	(1,293)	4,436

Year ended December 31, 2004	918	2,336	(106)	3,148

4. Property and Equipment

Property and equipment, net consists of the following as of December 31:

	2005	2006
Machinery, equipment and other	$62,096	$62,056
Land and buildings	7,152	7,529
Building improvements	2,974	2,432
Construction in progress	1,694	843
	73,916	72,860
Less: Accumulated depreciation	(44,235)	(49,519)
	$29,681	$23,341

5. Net Loss on Long Lived Assets

On July 23, 2004, the Company completed the sale of its Fairfield, Australia manufacturing facility via the sale of the stock of its wholly owned subsidiary, Merisant Manufacturing Australia Pty. Ltd. The total loss on sale of assets was $3,719, including costs to sell the facility of $330, loss on the sale of $252 and an asset impairment of $3,137, and has been recognized as “Net loss on long lived assets” in the consolidated statement of operations for the year ended December 31, 2004.

In the year ended December 31, 2005, the Company recorded impairment losses of a) $184 related to the write down of equipment that the Company was obligated to purchase from third party vendors due to the cancellation of a product launch in the EAME region, b) $233 to write down equipment in its Argentina manufacturing plant and c) $142 to write down the assets at the vacated Clayton, Missouri office location that was being subleased.

The Company manufactures and sells product using the NutraSweet® trademark under a license agreement with The NutraSweet Company (“NutraSweet”).  The value of this license agreement is classified as an Intangible asset on the balance sheet and was being amortized over a 15 year life commencing in March, 2000.  The license agreement required the purchase of an annual minimum volume of aspartame from NutraSweet to continue the use of the trademark.  In the year ended December 31, 2006, as a result of the initiation of a multi-supplier strategy for aspartame to substantially improve the cost efficiency of its aspartame supply, the Company did not acquire the minimum purchase volume needed in 2006 to maintain the license agreement.  NutraSweet delivered written notice to the Company on January 2, 2007 of termination of the license agreement, which is effective six months after such notice.  The Company performed an impairment analysis of this intangible asset, which resulted in an impairment loss of $8,394.  The impairment loss was calculated as the difference between the carrying value of the intangible asset and the estimated fair value of the license agreement using a traditional cash flow approach to present value. The impaired intangible asset is reported in the North America and EAME segments.  This non-cash accounting loss has no impact on the statement of cash flows or Operating EBITDA and the Company has been  implementing programs aimed at mitigating future cash flow impact from the discontinuation of the NutraSweet® product line.  The remainder of the net loss on long lived assets in the year ended December 31, 2006 relates to the write down of fixed assets, mainly in the North America and EAME segments, to reflect them at their current estimated fair market value.

6. Long-Term Obligations

Long-term obligations consists of the following as of December 31:

	2005	2006
Term loan facilities and revolving credit facility	$215,799	$211,183
Senior subordinated notes	225,000	225,000
Senior subordinated discount notes	97,449	109,752
Capital lease obligations	379	98
	538,627	546,033
Less: Current maturities	25,750	8,468
	$512,877	$537,565

The Company and its wholly owned subsidiary, Merisant Company (“Merisant”) are highly leveraged. At December 31, 2006, the Company and its subsidiaries had $545,935 of long-term debt outstanding, consisting of $109,752 aggregate principal amount of the Company’s 12 ¼% senior subordinated discount notes due 2014 (the “Discount Notes”), $225,000 aggregate principal amount of the Merisant’s 9 ½% senior subordinated notes due 2013 (the “Notes”), $126,183 aggregate principal amount outstanding under Merisant’s senior credit agreement (the “Senior Credit Agreement”) and $85,000 aggregate principal amount outstanding under Merisant’s second lien credit agreement (the “Second Lien Credit Agreement”), excluding capital lease obligations of $98 and unused commitments on the revolving portion of the Senior Credit Agreement.

Term Loan Facilities, Revolving Loan Facility, Senior Subordinated Notes and Senior Subordinated Discount Notes

The Senior Credit Agreement entered into in 2003 consists of a revolving loan facility of $35,000, of which a portion is available at Merisant’s option in euros or dollars or in the form of letters of credit denominated in euros or dollars; as well as term loan facilities, consisting of a Euro Term Loan A (“Term A”) originally $50,000, denominated in euro, and a Term Loan B (“Term B”) originally $225,000, denominated in dollars. The Senior Credit Agreement is guaranteed by the Company and each of Merisant’s domestic subsidiaries. The Senior Credit Agreement and the guarantees of the guarantors are secured by a first priority security interest in substantially all of Merisant’s assets and the assets of the guarantors.

Borrowings under the Senior Credit Agreement bear interest, at Merisant’s option, at either adjusted LIBOR or, in the case of dollar-denominated loans, at the alternate base rate plus, in each case, a spread. For the initial period ending December 31, 2003, such spread was a fixed percentage rate of 2.75%. Pursuant to the Fourth Amendment to the Senior Credit Agreement, the spread is currently 3.25%.  Outstanding letters of credit under the revolving loan facility will be subject to a per annum fee equal to the applicable spread over adjusted LIBOR for revolving loans.

The Term A and the revolving loan facility have a maturity of five and one-half years while the Term B has a maturity of six and one-half years. The Term A loan current amortization requires quarterly principal payments of €1,388 through July 31, 2008 and two final payments of €2,776 on October 31, 2008 and January 11, 2009. Term B loan current amortization requires quarterly principal payments of $274 through October 31, 2009 with a final payment of approximately $102,804 due January 11, 2010.

The Term A loans are euro-denominated and are translated into U.S. dollars at the spot rate at every period end, resulting in foreign exchange gains or losses.  For the years ended December 31, 2004 and December 31, 2006, foreign exchange losses on the Term A loan were $3,786 and $2,842, respectively, and for the year ended December 31, 2005, foreign exchange gains on the Term A loan were $5,680.

On March 29, 2006, the lenders holding a majority of the aggregate principal amount of outstanding loans and revolver commitments under the Senior Credit Agreement agreed to amend the terms of the Senior Credit Agreement (the “Fourth Amendment”) and waived a technical default related to the use of proceeds from the repayment of the inter-company loan between the Merisant and its Swiss subsidiary. Among other things, the Fourth Amendment amended the financial covenants as of December 31, 2005, adjusted the financial covenants through the maturity date of loans outstanding under the Senior Credit Agreement, incorporated new financial covenants, adjusted the interest rate on borrowings under the Senior Credit Agreement, amended the definition of Bank EBITDA to provide additional “add backs” related to Merisant’s restructuring and new product development efforts, and amended certain other covenants. The Fourth Amendment also required Merisant to refinance a portion of the loans outstanding with the proceeds of a borrowing secured by a second lien on all of the assets securing the Merisant’s obligations under the Senior Credit Agreement or, in the alternative, refinance the Senior Credit Agreement in its entirety by January 2, 2007. The Fourth Amendment increased the interest rates of all term loans and revolver loans under the Senior Credit Agreement to euro-LIBOR or LIBOR plus 425 basis points commencing on the date of the Fourth Amendment.

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

On July 11, 2003, Merisant issued $225,000 of Notes. The Notes are unsecured obligations and are subordinated in right of payment to all existing and future senior indebtedness of Merisant. The Notes mature on July 15, 2013. The stated rate of interest for the Notes is 9.5% per annum. Interest is payable semiannually in arrears on January 15th and July 15th, commencing on January 15, 2004.

On November 12, 2004, the Company issued $136,040 of Discount Notes.  The Discount Notes are unsecured obligations and are subordinated in right of payment to all existing and future senior indebtedness of the Company.  The stated rate of interest for the Discount Notes is 12.25% per annum.  Interest is payable semiannually in arrears on May 15th and November 15th, commencing on May 15, 2009.  The Discount Notes mature on May 15, 2014.  The Discount Notes had an initial accreted value of principal of $.551 per $1 fully accreted stated principal amount at maturity of the Discount Notes.  The accreted value of principal of each Discount Note increases for accrued, unpaid interest expense from the date of issuance until November 15, 2008.

At December 31, 2006, borrowings under the Senior Credit Agreement included $20,054 (Term A) aggregate principal amount of term loans bearing annual interest of 6.81% and $106,129 (Term B) aggregate principal amount of term loans bearing annual interest of 8.63%.  Borrowings under the Second Lien Credit Agreement included $85,000 aggregate principal amount of term loans bearing annual interest of 13.89%.

At December 31, 2005, borrowings under the Senior Credit Agreement included $16,000 under the revolving credit facility bearing interest of 7.49%, $34,387 (Term A) aggregate principal amount of term loans bearing interest of 5.49%, $165,412 (Term B) aggregate principal amount of term loans bearing interest of 7.49%.

At December 31, 2005 and December 31, 2006, $19,000 and $28,434 of borrowing capacity was available under the revolving loan facility, respectively.

At December 31, 2006, unamortized deferred financing cost related to entering into the Senior Credit Agreement, the issuance of the Notes in July 2003, the issuance of the Discount Notes in November 2003, the 2005 registered exchange offers with respect to the Notes and the Discount Notes, the execution of any subsequent amendments to the Senior Credit Agreement and entering into the Second Lien Credit Agreement was approximately $15,793 and is being amortized in accordance with the terms of the respective debt instruments.

The fair value of debt instruments is shown below and, where applicable, is estimated primarily based on approximate trading values at or around December 31, 2005 and 2006:

	2005		2006
	Fair Value	Carrying Value	Fair Value	Carrying Value
Revolving credit facility	$16,000	$16,000	$—	$—
Term loan A	34,387	34,387	20,054	20,054
Term loan B	147,217	165,412	105,930	106,129
Second lien term loan	—	—	86,275	85,000
Senior subordinated notes	137,250	225,000	133,734	225,000
Senior subordinated discount notes	21,596	97,449	34,279	109,752
Capital lease obligations	379	379	98	98
	$356,829	$538,627	$380,370	$546,033

The indentures governing the Discount Notes and the Notes, the Senior Credit Agreement and the Second Lien Credit Agreement contain covenants that limit the Company’s ability to pay dividends, incur additional debt, create liens, engage in transactions with affiliates, sell or purchase property and equipment and take certain other actions with respect to its business.   In addition, the Senior Credit Agreement and Second Lien Credit Agreement contain covenants that require Merisant to maintain a specified maximum leverage ratio, senior debt leverage ratio and first lien leverage ratio and a minimum fixed charge ratio and interest coverage ratio.  These ratios are measured on the basis of Bank EBITDA for the four fiscal quarters ending at least 45 days prior to the payment date. However, Bank EBITDA is not a measure of liquidity under GAAP. Accordingly, while providing useful information with respect to an assessment of liquidity as measured in accordance with the covenants in Merisant’s primary debt obligations, this measure should not be considered in isolation from, or as a substitute for, consolidated statement of cash flow data prepared in accordance with GAAP as an indication of liquidity. In addition, the Bank EBITDA measure presented may differ from, and may not be comparable to, similarly titled measures used by other companies.

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

•                                          any extraordinary or non-recurring cash losses or expenses arising from restructuring not to exceed in the aggregate  (A) if such period ends prior to January 1, 2006, $14,600,000, or (B) if such period begins on or after January 1, 2006, (x) $11,000,000 with respect to any such non-recurring cash losses or expenses arising from the implementation of Merisant’s plan known as “Project Arrow” and related restructuring, (y) $4,000,000 with respect to any such non-recurring cash losses or expenses arising from the transition from Heinz to ACH as the Merisant’s exclusive distributor in the United States; and (z) any cash expenses incurred in connection with (i) any waiver of a default or event of default and any amendment to the Senior Credit Agreement including the fees and expenses of any attorneys and financial advisers retained by the administrative agent pursuant thereto with respect to any such waiver or amendment and (ii) the negotiation, execution and closing of the Second Lien Credit Agreement and any waiver of a default or event of default and any amendment to the Second Lien Credit Agreement including the fees and expenses of any attorneys and financial advisers retained by the administrative agent with respect to any such waiver or amendment; and

•                                          expenses incurred by Merisant or any subsidiary prior to January 1, 2007 in connection with the development and commercialization of the all-natural, zero-calorie sweetener to be marketed under the Sweet Simplicity™ trademark, in an amount not to exceed in the aggregate $3,000,000.

Bank EBITDA for the year ended December 31, 2006 was $67,185. Merisant was in compliance with the covenants under the Senior Credit Agreement, as amended, and the Second Lien Credit Agreement at December 31, 2006.

In June 2001, Merisant entered into an interest rate swap which fixed the underlying interest rate on $155,000 of debt (which amortizes similarly with the debt and had a balance of $62,842 at December 31, 2005, respectively) at 5.47% for a period of six years. This interest rate swap expired on March 31, 2006, pursuant to the adoption of the optional termination date per the agreement. The fair value of the interest rate swap was ($407) at December 31, 2005 and is included in other liabilities in the accompanying consolidated balance sheet.

In June 2000, Merisant entered into no cost interest rate collars, which locked the underlying interest rate on $80,000 of debt between 6.49% and 8.50% for a three-year period. In June 2001, Merisant extended the terms of the no cost interest rate collars for three additional years. The extended no cost interest rate collars locked the underlying interest rate on $40,000 of debt between 5.92% and 8.5% and $40,000 of debt between 5.96% and 8.5%. Both no cost interest rate collars expired on March 30, 2006. The fair value of the no cost interest rate collars at December 31, 2005 was ($287) and is included in other liabilities in the accompanying consolidated balance sheet.

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

Capital Lease Obligations

The Company leases certain equipment from a service provider under leases that have been accounted for as capital leases. Amortization expense for assets under capital leases was $351, $262 and $120 for the years ended December 31, 2004, 2005 and 2006, respectively, and the net carrying value of such assets was $98 at December 31, 2006.

Aggregate maturities of long-term debt and capital lease obligations as of December 31, 2006, are as follows:

2007	$8,468
2008	10,248
2009	4,757
2010	187,808
Thereafter	334,752
$546,033

7. Stock Appreciation Rights Plan

The Company has a stock appreciation rights program (the “2000 SAR Plan”) pursuant to which rights based on the Company’s shares were issued to key employees of the Company at the market value of its common stock at the date of grant (“grant price”). The value of the rights may only be distributed upon the sale of all of the Company’s common stock or other distribution event (“trigger date”). Upon distribution, the employee will receive compensation equal to the difference between the fair market value of the stock at the trigger date and the grant price of the right reduced by $18.71. The rights vest over a four-year period from the date of issuance and carry a term of ten years. As of December 31, 2005 and 2006, the Company had 889,135 rights outstanding at grant prices ranging from $18.71 to $35.09 per share.

8. Employee Benefit Plans

The Company provides a defined contribution plan for all eligible domestic employees, as defined by the plan. The plan provides for employer matching contributions based on participant compensation. Total cost of the plan for the years ended December 31, 2004, 2005 and 2006 was $388, $352 and $443, respectively.

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

9. Commitments and Contingencies

The Company leases certain facilities and office equipment. Future minimum payments under non-cancelable operating leases with initial terms of one year or more consisted of the following as of December 31, 2006:

2007	$1,043
2008	844
2009	610
2010	515
2011	172
$3,184

Rent expense for the years ended December 31, 2004, 2005 and 2006, was $7,623, $7,208 and $7,184, respectively.

The Company has an investment in an affiliate located in the Philippines that is accounted for using the equity method. The affiliate, a 50/50 joint venture, distributes sugar substitute sweeteners for the international consumer food markets, primarily under the Equal® brands. In addition to its investment in the joint venture, the Company is committed to a 50% share in any new borrowings of the joint venture. As of December 31, 2005 and 2006, there were no additional joint venture borrowings.

In September 2003, the Company implemented the Key Executive Performance and Retention Plan for the Company’s former Chief Executive Officer, Etienne Veber. Payout under the Key Executive Performance and Retention Plan will only occur in the event of certain triggering events. According to his separation agreement, the Company’s former Chief Executive Officer is fully vested in the Key Executive Performance and Retention Plan. The Company has not accrued any liabilities or recognized any expenses pursuant to this plan as of December 31, 2006 as it is not probable that the payout will occur.

Merisant Europe B.V.B.A., Merisant’s Belgium subsidiary, entered into a co-branding agreement with Galleria Srl, a company through which the Italian designer Elio Fiorucci operates. Under this co-branding arrangement, Merisant Europe produced a line of Canderel® tablet dispensers that featured designs and trademarks from Mr. Fiorucci’s “Love Therapy by Elio Fiorucci” collection. The co-branding arrangement contains a representation and warranty that Galleria owns all rights in the name “Love Therapy by Elio Fiorucci” and associated designs and further provides that Galleria will indemnify and hold Merisant Europe and its affiliates harmless against damages resulting from or related to their use of the name and designs pursuant to the agreement. Beginning in 2005, Merisant Europe sold tablet dispensers with the “Love Therapy by Elio Fiorucci” designs in Italy. Edwin & Co. Ltd. has claimed that it owns all rights in Mr. Fiorucci’s name and in the designs used by the Company and has filed suit against Merisant Europe in Milan, Italy. On or about March 17, 2006, the court in Milan enjoined Merisant Europe from producing or selling the tablet dispensers after the date of the court order. Merisant no longer produces and has stopped selling the dispensers.  Merisant Europe has filed an appeal and will vigorously oppose the court’s order. Merisant Europe will also enforce its indemnification rights under its co-branding arrangement with Galleria Srl.

The Company has an obligation to indemnify Monsanto, the Company’s prior owner, for certain liabilities that may arise out of the business or assets purchased on March 17, 2000. The Company does not believe that this indemnification obligation will have a material adverse effect on the Company’s consolidated financial position or results of operations.

The Company is subject to various other claims, pending and possible legal actions for product liability and other damages, and other matters arising out of the conduct of the Company’s business, including tax uncertainties arising from doing business in various European jurisdictions. The Company believes, based on current knowledge and consultation with counsel, that the outcome of such claims and actions will not have a material adverse effect on the Company’s consolidated financial position or results of operations.

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

The net proceeds will be increased by any dividends or other distributions made to the holders of the Company’s common stock prior to the change in control and reduced by an amount equal to 12% compounded annual return on any new equity investment in the Company.  The share units underlying the 2005 Plan will be determined on a fully diluted basis, taking into account the outstanding number of shares of the Company’s common stock and stock appreciation rights underlying the 2000 SAR Plan.  New issuances of the Company’s common stock will dilute the share units underlying the 2005 Plan.  Upon a distribution under the 2005 Plan, participants will receive payouts under the 2005 Plan in the same form as the consideration received by the Company’s stockholders.  The Company has not currently accrued a liability or recognized an expense for the 2005 Plan as it is not probable that there will be a distribution. The Company also does not anticipate that it will be able to determine the aggregate value of the awards under the 2005 Plan because its equity is privately held and there is no public market for the underlying securities.  At December 31, 2005 and December 31, 2006, all share units under the 2005 Plan had been granted.

10. Deferred Compensation Plan

The Company maintains a nonqualified executive deferred compensation plan. All Company employees that reach a certain income level are eligible to participate in this voluntary program, which permits participants to elect to defer receipt of a portion of their compensation. Deferred contributions and investment earnings are payable to participants upon various specified events, including retirement, disability or termination. Investment earnings (or losses) are credited to the participants’ accounts based on investment allocation elections determined by the participants. The Company does not guarantee these investments or earnings thereon. The consolidated balance sheet includes the deferred compensation liability, including investment earnings thereon, owed to participants. The consolidated balance sheet also includes the investments, classified as other non-current assets, purchased by the Company with the deferred funds. These investments, totaling $446 and $527 at December 31, 2005 and December 31, 2006, respectively, remain assets of the Company and are available to the general creditors of the Company in the event of the Company’s insolvency.

11. Stockholders’ Equity

In 2000 through 2002, certain employees purchased 577,323 shares of the Company’s common stock at the fair market value on the date of purchase ($18.71 to $35.09 per share). Under the terms of a share purchase agreement, certain employees were allowed to pay a portion of the cost of the shares and the Company financed the remaining portion under recourse loan agreements. The loans bear interest at 7.50% (due at maturity) and mature between April 5th and August 3rd of 2007. The Company recorded $57, $57 and $57 of interest income on these notes receivable for the years ended December 31, 2004, 2005 and 2006, respectively. As of December 31, 2005 and 2006, $767 and $707, respectively, of notes receivable are reflected as a reduction to stockholders’ equity in the accompanying consolidated financial statements.

12. Income Taxes

Significant components of the deferred income tax assets and liabilities are as follows as of December 31:

	2005	2006
Gross deferred income tax assets:
Accrued expenses and inventories	$10,742	$14,549
Deferred compensation	1,691	1,387
Net operating loss	48,133	58,519
Property and equipment	1,159	1,207
Trademark amortization	1,021	2,571
Unrealized (gain)/loss on foreign exchange	—	2,349
Other	1,201	2,441
Total deferred income tax assets	63,947	83,023
Gross deferred income tax liabilities:
Intangible assets	(13,361)	(17,573)
Unrealized gains/losses on foreign exchange	(4,272)	—
Tax on future repatriation	—	(1,686)
Other	(531)	(1,329)
Total deferred income tax liabilities	(18,164)	(20,588)
Net deferred income tax assets before valuation allowance	45,783	62,436
Valuation allowance	(59,626)	(80,340)
Net deferred income tax liabilities	$(13,843)	$(17,905)

Classification of the deferred income tax balances is as follows as of December 31:

	2005	2006
Current deferred income taxes:
Assets	$940	$1,534
Liabilities	(466)	—
Total current deferred income tax asset	474	1,534
Non-current deferred income taxes:
Assets	3,381	1,149
Liabilities	(17,698)	(20,588)
Total non-current deferred income tax liability	(14,317)	(19,439)
Net deferred income tax liability	$(13,843)	$(17,905)

Income before income taxes consisted of the following for the years ended December 31:

	2004	2005	2006
Loss before income taxes:
United States	$(39,095)	$(48,166)	$(70,196)
Outside United States	27,790	36,663	22,605
	$(11,305)	$(11,503)	$(47,591)

The provision for income taxes consisted of the following for the years ended December 31:

	2004	2005	2006
Current provision:
Federal	$—	$—	$—
State	—	(182)	—
Foreign	5,397	3,163	2,489
Total current provision	5,397	2,981	2,489
Deferred provision:
Federal	2,470	3,029	2,149
State	212	259	229
Foreign	(840)	(622)	(297)
Total deferred provision	1,842	2,666	2,081
Total provision	$7,239	$5,647	$4,570

The reconciliation of the provision for income taxes computed at the U.S. federal statutory rate of 35% to the reported provision for income taxes for the years ended December 31, 2004, 2005, and 2006 is as follows:

	2004	2005	2006
Income tax provision at the statutory federal tax rate	$(3,958)	$(4,026)	$(16,657)
State income taxes, net of federal benefit	(1,173)	(1,629)	(2,103)
Impact of foreign tax rates	(5,626)	(9,747)	(8,088)
U.S. taxes on foreign related earnings	997	2,029	7,415
Tax on future repatriation	—	—	1,686
Valuation allowance	17,037	17,766	20,714
Other	(38)	1,254	1,603
	$7,239	$5,647	$4,570

In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. At December 31, 2005 and 2006, a full valuation allowance has been provided against the Company’s U.S. and certain foreign net operating loss carryforwards. Management also determined that a valuation allowance was required against other U.S. deferred tax assets because it was more likely than not that all or a portion of these deferred tax assets would not be realized.

Through the period ended December 31, 2005, all earnings of the Company’s foreign operations were considered as permanently reinvested.  Undistributed earnings of the Company’s foreign subsidiaries amounted to approximately $133,373 at December 31, 2005. Those earnings are considered to be indefinitely reinvested and, accordingly, no provision for U.S. federal and state income taxes has been provided thereon. Upon distribution of those earnings, the Company would be subject to U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to various foreign countries.

During 2006, the Company determined there was no clear need for future earnings and cash to remain in the foreign subsidiaries.  Therefore, all post 2005 earnings cannot be considered as permanently reinvested.  As such, all taxes related to future dividend distributions of post 2005 earnings must now be currently accrued.  This current tax accrual includes any withholding taxes which would be triggered on that formal dividend declared in the future.

At December 31, 2006, the Company had income tax net operating loss (“NOL”) carryforwards of approximately $154,864, of which $140,880 are United States federal income tax losses which expire between 2007 and 2026.

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

13. Financial Instruments

The Company operates internationally, with manufacturing and sales facilities in various locations around the world and sometimes utilizes certain financial instruments to manage its foreign currency, primarily related to forecasted transactions, and interest rate exposures. Derivative financial instruments are used by the Company, principally to reduce exposures to market risks resulting from fluctuations in interest rates and foreign exchange rates by creating offsetting exposures. The Company is not a party to leveraged derivatives. For a derivative to qualify as a hedge at inception and throughout the hedged period, the Company formally documents the nature and relationships between the hedging instruments and hedged items, as well as its risk-management objectives, strategies for undertaking the various hedge transactions and method of assessing hedge effectiveness. Additionally, for hedges of forecasted transactions, the significant characteristics and expected terms of the forecasted transaction must be specifically identified, and it must be probable that each forecasted transaction will occur. If it were deemed probable that the forecasted transaction will not occur, the gain or loss would be recognized in earnings currently. Financial instruments qualifying for hedge accounting must maintain a specified level of effectiveness between the hedging instrument and the item being hedged, both at inception and throughout the hedged period.

Currencies in which the Company has significant exposures are the British pound, the Euro, the Argentine peso, the Australian dollar and the Mexican peso. At times, the Company has used derivative financial instruments, principally to reduce exposures to market risks resulting from fluctuations in foreign exchange rates by creating offsetting exposures. As of December 31, 2005 and December 31, 2006, the Company had no foreign currency forward exchange contracts in place.

The Company used interest rate swaps and no cost interest rate collars to reduce exposures to interest rate fluctuations. For interest rate swaps and no cost interest rate collars, the net amounts paid or received and net amounts accrued through the end of the accounting period were included in interest expense. The swap agreement was terminated on March 31, 2006 pursuant to notice delivered from the other party to this agreement that they had elected to adopt this optional termination date per the agreement. The collar agreements terminated on March 30, 2006 as scheduled per the agreements.  The aggregate notional principal amount of the agreements was $142,842 and $0 as of December 31, 2005 and December 31, 2006, respectively.

Following the debt refinancing in July 2003, the Company had not redesignated its interest rate derivative instruments as cash flow hedges. Unrealized gains or losses on interest rate swap contracts and no cost interest rate collars that do not qualify for hedge accounting are recognized in income.  Therefore, the changes in fair value of the derivative instruments since the refinancing were recorded as Other (income) expenses, net in the consolidated statement of operations and comprehensive (loss). The Company recorded unrealized gains of $8,950 and $5,607 for the years ended December 31, 2004 and 2005 and a swap termination gain of $694 in the year ended December 31, 2006.

14. Transactions with Related Parties

The principal stockholder of the Company is controlled by Pegasus Partners II, L.P., which is, in turn, managed by Pegasus Capital Advisors, L.P. (“Pegasus Advisors”).  Employees of Pegasus Advisors have in the past and currently serve as members of the board of directors of the Company, and the senior management of the Company regularly consults with Pegasus Advisors on strategic and other business issues.  On September 19, 2005, Merisant and Pegasus Advisors formalized this advisory function by entering into an Advisory Agreement.  Pegasus Advisors will provide such financial, strategic and other advisory services to Merisant’s senior management and its subsidiaries as such managers may reasonably request, and Merisant will reimburse Pegasus Advisors and its affiliates for all reasonable costs and expenses incurred in connection with the performance of such services, subject to any contractual limitation on such payments between Merisant and its lenders.  Such reimbursement amounts have not been and are not expected to be material.  Merisant will not pay any fees to Pegasus Advisors under the agreement and will indemnify and hold Pegasus Advisors and related parties against losses and direct damages arising out of the Advisory Agreement.

On March 28, 2006, the Company acquired from Pegasus Partners II, L.P. all of the issued and outstanding limited liability interests of Whole Earth Sweetener Company LLC for $1. At the time of the acquisition, the only assets of Whole Earth Sweetener Company LLC were trademark applications for the Sweet Simplicity trademark.

In connection with the acquisition (Note 1), Merisant assumed a liability of $5,350 (present value on the acquisition date) for deferred compensation payable to an executive employee. The deferred compensation agreement requires annual payments of $535 each January 31, 2001 through 2005 and annual payments of $1,000 each January 31, 2006 through 2010. Also in connection with the acquisition, Merisant advanced cash of $5,350 to the employee in exchange for a note receivable. The note receivable bears interest at 6.35% and requires annual interest and principal payments of $535 each January 1, 2001, through 2005 and annual payments of $1,000 each January 1, 2006, through 2010. Merisant recorded $285, $268 and $221 of interest income on the note receivable for the years ended December 31, 2004, December 31, 2005 and December 31, 2006 and an equal amount of interest expense in the respective years.

Merisant is party to an agreement with Brand Architecture International (“Brand Architecture”) pursuant to which Brand Architecture has agreed to provide consulting services relating to the development of brand architecture for Merisant’s products and brands. As compensation, Merisant paid approximately $1,175 and $1,075 to Brand Architecture in the years ended December 31, 2005 and December 31, 2006, respectively, including the reimbursement to Brand Architecture for expenses relating to its work. Adam Stagliano, a member of the Company’s board of directors, is a founding director and the President and Chief Strategic Officer of Brand Architecture.

Merisant had been a party to a sublease agreement with The Digital Home/Digital Office, LLC (“Digital Home”), pursuant to which it subleased office space located at One North Brentwood Boulevard in Clayton, Missouri to Digital Home for a term that expired on March 31, 2006 at a rate of $9 per month. At the end of the term of the sublease agreement, Digital Home acquired the office furniture and equipment at no cost. The underlying lease expired on March 31, 2006 and Merisant had leased the office space for $15 per month. The acquisition value of the furniture and equipment was $225 and the net book value of these assets was zero, subsequent to a previously recorded impairment charge of $142. Digital Home is controlled by Arnold Donald, one of the Company’s directors.

15. Segment Information

The Company manufactures and markets primarily low-calorie tabletop sweeteners globally. Therefore, the Company’s reportable segments are organized and managed principally by geographic region: North America; EAME; Latin America; and Asia/Pacific. The Company’s management reviews operating EBITDA to evaluate segment performance and allocate resources. Operating EBITDA consists of segment earnings before interest expense, income tax expense, depreciation and amortization as well as items such as expenses related to start up costs, restructuring charges, certain significant charges related to obsolete or slow moving inventory, uncollectible receivables and indebtedness, charges related to new product development and launch costs, costs related to the transition to a new exclusive distributor in the United States and certain other non-cash or excludable charges or losses.  Other expense (income), net, as reported in the audited consolidated financial statements, is included in Operating EBITDA of the respective reportable segments, except for the portion of other expense (income), net that relates to the foreign currency transaction gains or losses associated with the Company’s euro-denominated debt (see Note 6), unrealized gains or losses on derivative instruments and certain other non-recurring gains and non-cash losses. Corporate expenses include corporate staff and related amounts. Corporate expenses, interest and other expenses and the provision for income taxes are centrally managed and, accordingly, such items are not presented by segment since they are excluded from the measure of segment performance reviewed by management. The Company launched a new product line in North America in the first quarter of 2006 which management will be evaluating and managing separately from its other North American operations. As such, this item will also be excluded from the measure of segment performance reviewed by management. The Company’s assets, which are principally in the United States and Europe, are also managed geographically. The accounting policies of the segments are the same as those described in the Summary of Significant Accounting Policies.

Reportable segment data were as follows:

For the Year Ended December 31, 2004

	North America	EAME	Latin America	Asia / Pacific	Total
Net sales	$145,973	$133,966	$43,741	$24,008	$347,688
Operating EBITDA	$52,891	$41,821	$12,911	$1,773	$109,396
Less (plus):
Corporate expenses					22,267
Restructuring expenses					4,373
Depreciation expense					10,346
Net loss on long lived assets					3,929
Amortization expense					22,314
Currency loss on Euro debt					3,786
Unrealized gain on derivative instruments					(8,950)
Certain reserve and allowance provisions excluded from Operating EBITDA					4,859
Transaction fees					3,814
Other non-cash expenses					167
Other income, net					8,206
Income from operations					34,285
Interest expense, net					53,796
Other income, net					(8,206)
Loss before income taxes					$(11,305)

For the Year Ended December 31, 2005

	North America	EAME	Latin America	Asia / Pacific	Total
Net sales	$113,489	$136,607	$34,517	$20,352	$304,965
Operating EBITDA	$36,502	$40,847	$10,126	$4,739	$92,214
Less (plus):
Corporate expenses					24,365
Restructuring expenses					2,975
Depreciation expense					9,127
Net loss on long lived assets					559
Loss on sale or disposal of fixed assets					203
Amortization expense					22,216
Currency gain on Euro debt					(5,680)
Unrealized gain on derivative instruments					(5,607)
Provision for doubtful accounts excluded from Operating EBITDA					141
Transaction fees					(501)
Gain on sale of subsidiary					(543)
Other non-cash expenses					26
Other income, net					11,143
Income from operations					33,790
Interest expense, net					56,436
Other income, net					(11,143)
Loss before income taxes					$(11,503)

For the Year Ended December 31, 2006

	North America	EAME	Latin America	Asia / Pacific	Total
Total net sales for reportable segments	$124,779	$114,335	$33,968	$20,796	$293,878
Net sales related to new product launch					47
Total consolidated net sales					$293,925
Operating EBITDA	$45,720	$32,942	$8,863	$6,153	$93,678
Less (plus):
Corporate expenses					26,380
Restructuring and Project Arrow implementation costs					5,583
Depreciation expense					8,371
Net loss on long lived assets					8,823
Amortization expense					22,361
Currency loss on Euro debt					2,842
Swap termination gain on derivative instruments					(694)
Gain on liquidation or sale of subsidiary					(925)
Loss related to new product launch					3,254
Transition costs for new exclusive distributor in the United States					832
Transaction fees					3,300
Other non-cash expense					34
Other expense, net					(411)
Income from operations					13,928
Interest expense, net					61,108
Other expense, net					411
Loss before income taxes					$(47,591)

Long-lived assets (which consists of all noncurrent assets, other than goodwill), depreciation expense, amortization expense and capital expenditures by geographic location were as follows:

For the Year Ended December 31, 2004

	North America	EAME	Latin America	Asia / Pacific	Total
Long-lived assets	$136,182	$151,870	$5,207	$1,280	$294,539
Depreciation and impairment	6,779	2,500	737	3,885	13,901
Amortization	8,656	13,658	—	—	22,314
Capital expenditures	8,133	2,426	1,005	603	12,167

For the Year Ended December 31, 2005

	North America	EAME	Latin America	Asia / Pacific	Total
Long-lived assets	$121,414	$138,403	$3,894	$675	$264,386
Depreciation and impairment	7,170	1,383	1,076	187	9,816
Amortization	8,656	13,560	—	—	22,216
Capital expenditures	2,521	1,735	301	28	4,585

For the Year Ended December 31, 2006

	North America	EAME	Latin America	Asia / Pacific	Total
Long-lived assets	$103,162	$118,905	$3,307	$326	$225,700
Depreciation and impairment	9,998	6,325	666	213	17,202
Amortization	8,883	13,478	—	—	22,361
Capital expenditures	2,014	488	446	—	2,948

16. Restructuring Expenses

During 2006, the Company continued to evaluate strategic options for its tabletop sweetener business. This review resulted in the continuation of workforce reductions and planned changes in the Company’s global business model. These actions are designed to improve both financial results and the long-term value of the business. Restructuring expenses for workforce reductions of $4,373, $2,975 and $5,504 were recorded for the years ended December 31, 2004, 2005 and 2006, respectively.   The 2006 charges principally relate to termination costs for employees, including charges related to 119 additional personnel that were notified of their termination during the year ended December 31, 2006.  Future payouts are scheduled to be made through the first quarter of 2007.

Reconciliation of the restructuring liability, as of December 31, 2006 is as follows:

Restructuring liability at December 31, 2003	$4,463
2004 restructuring expenses	4,373
2004 cash payments	(4,965)
Restructuring liability at December 31, 2004	3,871
2005 restructuring expenses	2,975
2005 cash payments	(4,169)
Restructuring liability at December 31, 2005	2,677
2006 restructuring expenses	5,504
2006 cash payments	(7,737)
Restructuring liability at December 31, 2006	$444

The restructuring liability at December 31, 2005 and 2006 is included in accrued expenses and other liabilities in the accompanying consolidated balance sheets.

The following table presents restructuring expense by segment for each of the years ended December 31:

	2004	2005	2006
North America	$236	$378	$354
EAME	1,899	1,592	2,934
Latin America	342	644	1,081
Asia Pacific	11	39	778
Corporate	1,885	322	357
Total	$4,373	$2,975	$5,504

Item 9A.     Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation, under the supervision of the Chief Executive Officer and Interim Chief Financial Officer, of the effectiveness as of December 31, 2006 of our disclosure controls and procedures (as defined in Exchange Act Rule 15d-15(e)). Based on this evaluation, the Chief Executive Officer and Interim Chief Financial Officer had concluded that, as of December 31, 2006, our disclosure controls and procedures needed improvement and were not effective to provide reasonable assurance that information required to be disclosed by us in reports that we file with the SEC or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. In making this conclusion, the Chief Executive Officer and Interim Chief Financial Officer considered the material weaknesses in our internal controls over financial reporting and the status of the corrective actions to remedy those material weaknesses described below. Although the Chief Executive Officer and the Interim Chief Financial Officer noted certain incremental improvements during the year ended December 31, 2006, we have not formally documented and tested all of our potentially remediated controls to affirmatively conclude that such controls are operating effectively.

The certifications of the Chief Executive Officer and Interim Chief Financial Officer required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 appear as exhibits to this report. The disclosures set forth in this Item 9A contain information concerning the evaluation of our disclosure controls and procedures, and changes in internal controls over financial reporting, referred to in paragraphs 4(b) and (c) of the certifications. The certifications should be read in conjunction with this Item 9A for a more complete understanding of the topics presented.

Material Weaknesses Identified

In a letter to us dated September 24, 2004 related to the audit of our financial statements for the year ended December 31, 2003 and through discussions with management and the audit committee of its board of directors on April 14, 2005 related to the former auditor’s audit of its financial statements for the year ended December 31, 2004, the former auditor identified certain matters involving our system of internal control and its operation that the auditor considered to be material weaknesses as defined in the Public Company Accounting Oversight Board’s, or PCAOB’s, Auditing Standard No. 2, An Audit of Internal Control Over Financial Reporting Performed in Conjunction with an Audit of Financial Statements (the PCAOB’s final standard will apply to our audit for the year ended December 31, 2007). Our former auditor noted the balance sheet accounts for income taxes, fixed assets, inventory, and accrued trade promotions were not reconciled, or not reconciled in a timely manner. As a result, we made material adjustments to the financial statements that were not initially identified by our internal controls over financial reporting.

Corrective Actions

There have been some improvements, as described more fully below, in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. During the period covered by this report, we have taken steps to improve our internal control structure and procedures regarding disclosures in our financial reporting, including those contemplated by Section 404 of the Sarbanes-Oxley Act and the rules and regulations of the SEC promulgated thereunder, with which we are required to be in compliance as of December 31, 2007. We continue to take further steps with regard to these matters.

During and prior to the period covered by this report, we have taken steps to improve our control activities and procedures over financial reporting. We continue to make further enhancements with regards to our entity level disclosure controls. These actions include the following enhancements.

•                  Our disclosure committee has been expanded to include management at the corporate, regional and local levels to discuss operational and financial issues for the reporting period. At a minimum, the committee meets just prior to releasing results for the quarter or year then ended. The committee meetings provide the necessary forum to give reasonable assurance that the information required to be disclosed in the reports filed pursuant to the Exchange Act is analyzed, reviewed and included where relevant.

•                  A monthly regional results review is held between corporate and regional financial management to discuss each region’s financial results, including explanations of significant variances between the actual results as compared to projections and prior year. For the quarter, additional corporate financial personnel attend the meeting to participate in the financial review and to discuss the financial close process and any pending issues.

•                  A period-end review checklist which documents that key controls in the financial close process were performed is sent to financial personnel at both the regional and headquarter levels. The checklists are submitted for each quarter or year end on a timely basis and are reviewed by corporate financial personnel.

We reviewed the matters identified by our former auditor and initiated an effort to implement controls to mitigate the identified control weaknesses and implement plans to fully remediate these weaknesses. This process is ongoing, and during the period covered by this report, we continued to make material changes in the following areas.

Income Taxes. The income tax accounts were reconciled at December 31, 2006. We continue to use an outside adviser to assist with our taxes and reconciliations on a regular basis as well as to assist with training finance personnel on tax accounting matters. In addition, we hired an internal tax manager to further build our core competencies in the tax area.

Inventory. The inventory accounts were reconciled at December 31, 2006. While the entire inventory process, from acquiring raw materials to shipping finished goods, requires frequent manual intervention, we have implemented critical monthly and annual controls to ensure that the inventory accounts presented in the financial statements are fairly stated. Specifically, the following actions are taken:

•                  We reconcile the third-party warehouse inventory system to our inventory system, monthly.

•                  We conducted our annual physical inventory at the largest inventory location at year-end, which represented approximately 41% of the consolidated inventory value. The resulting adjustment at this location was negligible, as was also the case for the 2005 year-end physical inventory.  Internal and external auditors observed and validated that the inventory taking procedures surrounding the physical inventory were well controlled.

•                  In 2006, we continued to reassess our analytical procedures to ensure that each inventory account and the post physical inventory adjustment is thoroughly analyzed and reviewed.

Fixed Assets. All fixed asset accounts were reconciled at December 31, 2006. Prior to 2004, certain fixed assets were accounted for on a manual spreadsheet, which led to errors. In 2004, the fixed asset spreadsheet for assets in the United States was reviewed and corrected. The corrected asset values and depreciable lives were uploaded into the SAP fixed asset module, automating the process for these assets. In the EAME region, the manual fixed asset process mentioned above continued to be used. During 2005, we performed a physical inventory and reconciliation of fixed assets, including reviewing each asset’s depreciable life. During 2006, we continued performing physical inventories of selected fixed asset categories, reconciling the asset ledgers and performed an extensive review of the manual calculations.   We implemented the SAP fixed asset module as of January 1, 2007 for the Switzerland entity, automating the process for the remaining fixed assets in the region and validating the results of the manual calculations as of December 31, 2006.

Accrued Trade Promotions. The accrued trade promotion account was reconciled at December 31, 2006. Throughout 2005 and 2006, we have continued to refine our detailed methodology for estimating and accruing trade marketing expenses.  In addition, the transition to ACH as our exclusive U.S. distributor has resulted in improved information regarding trade programs that is used as the basis for our trade promotion accruals.

We believe that the changes we have implemented are sufficient to mitigate the material weaknesses described above. However, while we have enhanced the design of the current controls and implemented additional controls, there are still opportunities for additional improvements in certain areas. Additionally, we have not yet formally tested the on-going effectiveness of the new controls. In addition to the continuing efforts described above, we have made significant progress in documenting, testing and remediating our system of internal controls in preparation for compliance with the requirements of Section 404 of the Sarbanes-Oxley Act and the rules and regulations of the SEC promulgated thereunder, with which we must be in compliance by December 31, 2007.

Other Matters Considered

The Chief Executive Officer and Interim Chief Financial Officer considered other matters in reaching their conclusion that our disclosure controls and procedures needed improvement.  As a result of disclosures made at a business review conducted in December 2006, our General Counsel and Director of Internal Audit reviewed a series of transactions between one of our European subsidiaries and a particular distributor during the year ended December 31, 2006.  This subsidiary sold higher than normal volumes of product at discounts to the normal list price.  Based on interviews with subsidiary and regional employees, available documentation and a review of each transaction with the distributor, we have concluded that the sales to the distributor did result in sales and earnings irregularities during the course of the year which were corrected by year end adjustments.  In addition, we determined that the transactions with this particular distributor had been an isolated incident.  However, the review disclosed that certain key subsidiary employees disregarded the established internal controls related to processing of revenue transactions, delegation of authority and credit policies.  The review had been initiated promptly by our Chief Executive Officer, and our then Chief Financial Officer, General

Counsel and Director of Internal Audit reported the findings of the review to our Audit Committee and our independent registered public accounting firm.  A program to re-educate employees in key locations on internal controls has been initiated.

Changes in Internal Control Over Financial Reporting

Except as otherwise described above, there have been no changes in our internal control over financial reporting during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.         Other Information

None

PART III

Item 10.                            Directors and Executive Officers of the Registrant.

The following table sets forth the names, ages and titles of the members of our board of directors and executive officers as of March 23, 2007. Each of the directors holds office until the next annual meeting of stockholders or until his successor has been elected and qualified.

Name	Age	Position

Paul R. Block	50	Chairman of the Board of Directors, President and Chief Executive Officer
Robert E. Albus	60	Director
Arnold W. Donald	52	Director
David House	56	Director
Alec Machiels	34	Director
Adam Stagliano	50	Director
Dana M. Voris	42	Interim Chief Financial Officer and Corporate Controller and Treasurer
Jonathan W. Cole	42	Vice President, General Counsel and Secretary
Scott Bartlett	41	Vice President, Global Supply Chain
Lee Van Syckle	56	Executive Vice President, Global Commercial Director

Board of Directors and Executive Officers

Paul R. Block has served as Chairman of the Board of Directors since February 28, 2006, a director of our company since December 2004, as President and Chief Executive Officer of our company since November 2004 and was the President and Chief Operating Officer from September 2004 to November 2004. Prior to joining our company, from 2002 to 2004, Mr. Block was President and Chief Executive Officer of Sara Lee Coffee and Tea Consumer Brand, a manufacturing coffee company serving the retail marketplace with brands like Chock full o’Nuts and Hills Brothers. From 1999 to 2002, Mr. Block served as Chief Marketing Officer and, subsequently, Executive Vice President General Manager of Allied Domecq Spirits USA. Prior to this, Mr. Block held general management and marketing positions at Groupe Danone and Guinness Import Company. Mr. Block currently serves on the board of directors of ClearSource Inc., a bottled water producer.

Robert E. Albus has served as a director of our company since May 2004. Mr. Albus serves as President and Chief Executive Officer of Goodrich Capital and has been Managing Partner of ChemPro LLC, a technology development company, since he founded the company in 1998. Mr. Albus served as President and Chief Executive Officer of Home-Link Services from 2002 to 2003. Prior to joining Home-Link Services, Mr. Albus was President of the Toiletry Division of Advance Polymer Systems, Inc., where he was employed from 1997 to 2000. Prior to that, Mr. Albus served as Director of Marketing of Combe, Inc. (U.S.); General Manager of Combe, Inc. (Canada); Vice President of Business Development of the W.B. Saunders Division of CBS; and a Product Director of Johnson & Johnson.

Arnold W. Donald has served as a director of our company since April 2000. From March 2000 to April 2003, Mr. Donald served as Chief Executive Officer of our company. Prior to 2000, Mr. Donald was a senior executive of Monsanto Company in St. Louis, Missouri. Mr. Donald joined Monsanto in industrial chemical sales in 1977 and held increasingly senior roles in his 20 plus years with that company. Mr. Donald currently serves on the boards of Washington University, Carleton College, Crown Cork & Seal Company, Inc., The Scotts Company, Carnival Corporation, Oil-Dri Corporation and The Laclede Group, Inc. Mr. Donald also serves on the President’s Export Council, appointed initially by President Clinton and then re-appointed by President Bush.

David House has served as a director of our company since July 2006.  Mr. House held senior management positions at American Express Company before his retirement from that company in March 2006.  He last served as Group President of the Global Network and Establishment Services & Travelers Cheques and Prepaid Services businesses as well as a member of the Global Leadership Team, American Express’s senior-most management group.  From 1995 to 2000, Mr. House was president, Establishment Services (U.S.).  Prior to joining American Express in 1993, Mr. House was a senior vice president of Reebok International Inc., where from 1989 to 1993, he held a variety of sales, marketing and operations positions.  He has also held sales and marketing positions with PepsiCo, Majers Corporation and Procter & Gamble.  Mr. House continues to advise Ken Chenault, the Chairman and Chief Executive Officer of American Express, and is an advisor to Pegasus Capital Advisors, L.P.

Alec Machiels has served as a director of our company since April 2005. Mr. Machiels is a partner at Pegasus Capital Advisors, L.P. Prior to joining Pegasus in August 2002, Mr. Machiels served as a consultant for Radius Ventures, a biotechnology consulting firm, from 2001 to 2002. From 1996 through 1999, Mr. Machiels served as a financial analyst for Goldman Sachs International and Goldman, Sachs & Co.

Adam Stagliano has served as a director of our company since June 2005. Mr. Stagliano has led the management team as President and Chief Strategic Officer of brandarchitectureinternational, a multi-disciplinary branding company, since its launch in 2001. Prior to joining brandarchitectureinternational, Mr. Stagliano served as President and Planning Director of Weiss Stagliano Partners. Before starting Weiss Stagliano Partners in 1989, Mr. Stagliano was Executive Vice President and Planning Director at 73 Doyle Graf Mable, where he led strategic planning efforts for several “blue chip” accounts. Mr. Stagliano has served as a founding board member and former Chairman of the Accounting Planning Group/U.S., a founding board member and former Chairman of the AAAA Account Planning Committee, a board member of the Advertising Research Federation and a founding board member of The Philadelphia Chamber Orchestra.

Dana M. Voris is currently serving as Interim Chief Financial Officer and has served as Vice President Finance and Corporate Controller for our company since 2002.  Ms. Voris joined our company as a Finance Director shortly after its divestiture from Monsanto in 2000. Prior to joining our company, Ms. Voris served as the Chief Financial Officer of the Nutrition and Consumer Products Sector of Monsanto where she focused on multiple divestitures, including the divestiture of our business. Ms. Voris began her career at Monsanto in 1989 and progressed through a variety of positions of increasing responsibility including Director of Financial Planning and Analysis, supporting the chief executive officer of the Nutrition and Consumer Products sector, Operations Analysis Director, supporting the Sector Vice President of Manufacturing and Supply Chain Operations and Plant Controller and Administrative Services Manager of NutraSweet’s former University Park, Illinois manufacturing plant. Prior to joining Monsanto, Ms. Voris was an auditor at PricewaterhouseCoopers LLP.

Jonathan W. Cole has served as Vice President, General Counsel and Secretary of our company since April 2005. Prior to joining our company, Mr. Cole was counsel in the New York offices of Akin Gump Strauss Hauer & Feld LLP from October 1999 to April 2005. From September 1993 to October 1999, Mr. Cole was an associate in the New York offices of Thelen Reid & Priest LLP.

Scott Bartlett has held various positions in operations and global planning at Monsanto prior to its sale of our company, including Worldwide Operations Manager for Plastic Products and Operations Planning Manager for the Nylons Platform within the Solutia Division. Mr. Bartlett joined our company in 2002 as the Manteno Plant Manager and assumed the role of Manufacturing Director in 2004. He currently serves as our Vice President, Global Supply Chain. Mr. Bartlett brings 19 years of international manufacturing and supply chain management experience to our company.

Lee Van Syckle joined our company in January 2005 as Senior Vice President, Sales and Marketing.  Mr. Van Syckle became the Regional Vice President, North America in September 2006 and has served as Executive Vice President, Global Commercial Director since March 2007.  Prior to joining our company, Mr. Van Syckle served as the Executive Vice President, Sales and Marketing for Imperial Sugar Company between November 2002 and March 2004.  Between March 1981 and April 2002, he worked in various sales management positions for Novartis Consumer Health, including as Senior Vice President, Head Global Sales between 2001 and 2002.

Board of Directors

Our board of directors is comprised of six directors, including Paul R. Block, Robert E. Albus, Arnold W. Donald, David House, Alec Machiels and Adam Stagliano. We currently have two vacancies on our board of directors. Two of the directors are current or former employees.  Two of the remaining four directors have other relationships with Tabletop Holdings, LLC, the controlling stockholder of our company. See Item 13 — Certain Relationships and Related Transactions, and Director Independence.

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

Compensation Committee. The compensation committee, which presently consists of Messrs. Albus and Machiels, reviews and recommends the compensation arrangements for all executive officers and directors and administers and takes such other action as may be required in connection with certain compensation and incentive plans. The compensation committee operates under a written charter adopted by the board of directors.

Audit Committee Financial Expert

We currently do not have a designated “audit committee financial expert” as defined in Item 407(d)(5) of Regulation S-K. We are seeking persons who would qualify as “audit committee financial experts” as possible candidates to join our board of directors. The current members of our audit committee do have significant experience both analyzing and working with financial statements of both public and private companies.

Code of Ethics

We have adopted a Code of Ethics that applies to each of our employees and each employee of our subsidiaries, including our principal executive officer, principal financial officer and principal accounting officer. The Code of Ethics covers all areas of professional conduct, including conflicts of interest, disclosure obligations, confidential information, as well as compliance with all laws, rules and regulations applicable to our business. We encourage all employees, officers and directors to promptly report any violations of the Code to the appropriate persons identified in the Code.

A copy of the Code of Ethics is posted on our website at www.merisant.com. In the event that an amendment to, or waiver from, a provision of the Code of Ethics that applies to our executive officers is necessary, we intend to post such information on our website.

Item 11.                             Executive Compensation

Compensation Discussion and Analysis

This section provides information regarding the compensation program for our principal executive officer, principal financial officer and the three most highly compensated executive officers other than the principal executive officer and principal financial officer, which we refer to as named executive officers.  It includes information regarding, among other things, the overall objectives of our compensation program and each element of compensation that we provide.

Objectives of Our Compensation Program

The Compensation Committee of our Board of Directors has responsibility for approving the compensation program for our named executive officers.  The Compensation Committee acts pursuant to a charter that has been approved by our Board.

The compensation program for our named executive officers is designed to attract, retain and reward talented executives who can contribute to our long-term success and thereby build value for our investors.  The program is organized around five fundamental principles:

We Focus on Superior Performance and Achieving Both Operating Results and Strategic Objectives.  Our compensation program is designed to reward superior performance and the achievement of both operating results and strategic objectives.  It accomplishes this in a number of ways.  Target award opportunities provided to each named executive officer under the Merisant Company 2006 Annual Incentive Plan (which pays bonuses on the basis of companywide performance and, with respect to sales and marketing employees, the achievement of regional sales and sales related performance criteria) (the “Annual Incentive Plan”) and the Merisant Company 2006 Supplemental Incentive Plan (which pays bonuses based on the accomplishment of particular strategic initiatives) (the “Supplemental Incentive Plan”) are generally between 1.0 and 3.5 times each named executive officer’s base salary.  Whether and to what extent bonuses under the Annual Incentive Plan and Supplemental Incentive Plan are paid depends entirely on the extent to which our company meets performance targets and officers and key employees achieve strategic objectives, as determined by the Compensation Committee.

Compensation Should Motivate and Reward Immediate and Bold Action.  Our senior management team leads an initiative to strengthen our core brands, improve our operations, reduce costs and transform our company into a sweetener and sweetened food company.   The Compensation Committee believes that a substantial portion of total compensation should be delivered in the form of short-term cash awards to provide management with incentives to achieve the near-term strategic goals that will provide a platform for long-term growth and value for our investors.  Participants in the Supplemental Incentive Plan are eligible to earn cash bonuses throughout the year upon the successful and timely completion of strategic objectives.

A Substantial Portion of Compensation Should be at Risk.  Most of the potential annual compensation of our named executive officers is at risk by linking it to the extent to which our company outperforms budget targets and whether strategic objectives are met in a timely fashion.  Our named executive officers may generally earn between 1.0 and 3.5 times their base salary.

A Portion of Compensation Should Motivate Long-Term Value Creation.  The Compensation Committee believes that a portion of total compensation should include incentives to increase the value of our company. Our 2005 Share Appreciation Plan (the “2005 Plan”) is designed to provide these incentives.  Participants in the 2005 Plan are entitled to share in any net proceeds to our stockholders upon a change in control.  Senior management, including each of the named executive officers, and key employees of company and its subsidiaries participate in the 2005 Plan.

Our Compensation Program for Named Executive Officers Should Enable Us to Compete for First-Rate Executive Talent.  The Compensation Committee believes that stockholders are best served when we can attract and retain talented executives with compensation packages that are competitive, but fair.  The Compensation Committee established 2006 compensation for named executive officers, as it has historically done, through discussions with senior management and our company’s principal stockholder that has assisted our company and its other portfolio companies to recruit and retain senior management.  In establishing a compensation package for named executive officers for 2007, the Compensation Committee also reviewed total direct compensation delivered by certain peer companies with which we compete for executive talent (the “Peer Group”).   The Peer Group has been developed internally based in part on work previously done with outside consultants.  To assist in making this comparison the Compensation Committee reviewed publicly available information regarding compensation of executives of the Peer Group.  In establishing 2007 compensation for our named executive officers, the Peer Group consisted of the following companies:

American Italian Pasta Company	Phillip Brothers Chemicals
B&G Foods Holdings Corp.	Pierre Foods Inc.
Cal-Maine Foods Inc.	RC2 Corp.
Diamond Foods Inc.	Reddy Ice Holdings Inc.
Flowers Foods Inc.	Sanfilippo
Fossil Inc.	The J.M. Smucker Company
Hain Celestial Group Inc.	SunOpta Inc.
Hanover Foods Corp.	Tootsie Roll Industries Inc.
Helen of Troy Corp.	Topps Co. Inc.
J & J Snack Foods Corp.	Water Pik Technologies Inc.
Lancaster Colony Corp.	WD-40 Co.
Lance Inc.	Yankee Candle Co. Inc.
Movado Group Inc.

The Elements of Our Compensation Program

This section describes the various elements of our compensation program for named executive officers, together with a discussion of various matters relating to those items, including why the Compensation Committee chooses to include the items in the compensation program.

Cash Compensation

Our compensation program for named executive officers for 2006 was designed so that almost all compensation was delivered in the form of cash compensation.  Cash compensation to the named executive officers is paid in the form of salary and cash bonuses that may be earned under two performance-based bonus plans.  Salary is included in our named executive officer compensation package because the Compensation Committee believes it is appropriate that some portion of the compensation that is provided to the named executive officers be provided in a form that is fixed.  Performance-based bonuses are included in the package because they permit the Compensation Committee to provide incentives to our named executive officers, in any particular year, to pursue particular objectives that the Compensation Committee believes are consistent with the overall goals and strategic direction that the Board has set for our company.  The components comprising the cash portion of total compensation are described below.

Salary.   Increases or decreases in base salary on a year-over-year basis are dependent on the Compensation Committee’s assessment of company and individual performance.  For Mr. Block, Mr. Cole and Anthony J. Nocchiero, our former principal financial officer who resigned effective March 5, 2007, a minimum level of salary is specified in their respective employment agreements.  Otherwise, the Compensation Committee is free to set salaries for named executive officers at any level it deems appropriate.  The amount of cash compensation that is provided in the form of salary is generally substantially less, assuming threshold performance levels are met, than the amount that is provided in the form of bonuses under our performance-based bonus plans, each of which is described below.  This weighting reflects the Compensation Committee’s objective of ensuring that a substantial amount of each named executive officer’s total compensation is tied to our company’s performance and the achievement of strategic objectives.

Bonus Plans.  On January 24, 2006, our Board of Directors adopted the Annual Incentive Plan and the Supplemental Incentive Plan (the “Plans”).

The Compensation Committee administers the Plans and has the authority to select participants; determine the amount, the terms and conditions and the timing of each award; determine whether awards may be deferred by participants; and make any other determination and take any other action that it deems necessary or desirable to administer the Plans.  The Compensation Committee also has the authority to delegate to an officer or group of officers of our company to take actions on behalf of the Compensation Committee pursuant to the Plans.  In 2006, the Compensation Committee directed Mr. Block, our principal executive officer, to cause individual performance criteria to be developed for each participant in the Annual Incentive Plan in addition to the companywide performance criteria established by the Compensation Committee.  The Compensation Committee also authorized Mr. Block to cause enterprise incentive bonuses (“Enterprise Incentive Bonuses”) to be paid if the companywide performance target and individual performance criteria had been met.

The Plans, which are described below, provide cash compensation to employees only if, and to the extent that, performance conditions set by the Compensation Committee are met.  Target bonuses under the Plans are set each year by the Compensation Committee.

In determining the amount of target bonuses under the Plans, the Compensation Committee considers several factors, including the desire to ensure, as described above, that a substantial portion of total compensation is performance-based and the relative importance, in any given year, of the performance goals established pursuant to the Plans.

Performance objectives for the Plans are developed through an iterative process.  Based on a review of business plans, management, including the named executive officers, develops preliminary recommendations for Compensation Committee review.  The Compensation Committee reviews management’s preliminary recommendations and establishes final goals.  In establishing final goals, the Compensation Committee strives to ensure that the incentives provided pursuant to the Plans are consistent with the strategic goals set by the Board, that the goals set are sufficiently ambitious so as to provide a meaningful incentive and that bonus payments, assuming target levels of performance are attained, will be consistent with the overall compensation program established by the Compensation Committee.  The Compensation Committee reserves the discretion to reduce or not pay bonuses under the Plans, even if the relevant performance targets are met.  The Compensation Committee did not exercise this discretion in 2006.

Annual Incentive Plan.  All employees of our company and its subsidiaries who were employed prior to October 31, 2006 were eligible to participate in the Annual Incentive Plan.

Participants in the Annual Incentive Plan were eligible to earn either an Enterprise Incentive Bonus or a sales incentive bonus (“Sales Incentive Bonus”) depending upon whether the employee performs a management or support function or a sales and marketing function.  An individual must be an active employee on the date of payment to earn a bonus under the Annual Incentive Plan.

Each participant who performs a management or support function was eligible to earn an Enterprise Incentive Bonus equal to 50% of their target bonus if Merisant achieved the threshold Bank EBITDA level of $63 million and the participant also met performance criteria established by management for such individual.  Participants who were eligible to earn an Enterprise Incentive Bonus could earn 100% of their target bonus if Merisant achieved Bank EBITDA of $67 million or 150% of their target bonus if Merisant achieved Bank EBITDA of $69 million.  The Compensation Committee set the threshold performance target for Enterprise Incentive Bonuses at the budgeted Bank EBITDA for the year ended December 31, 2006.  The Annual Incentive Plan incorporates by reference the definition of Bank EBITDA under the Senior Credit Agreement.  Information on Bank EBITDA may be found under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” in this Annual Report on Form 10-K.

Each participant who performs a sales and marketing function was eligible to earn a Sales Incentive Bonus based on performance criteria established for such individual.  Sales Incentive Bonuses were not contingent on our company meeting an EBITDA threshold.

For fiscal 2006, the company achieved a Bank EBITDA of $67.2 million, permitting the payment of Enterprise Incentive Bonuses under the Annual Incentive Plan of 100% of target bonuses for all participants in the Annual Incentive Plan.  None of the named executive officers earned a Sales Incentive Bonus.

Supplemental Incentive Plan.  The Compensation Committee selected as participants in the Supplemental Incentive Plan those executive officers and other employees, including the named executive officers, who were deemed to play key roles in achieving certain strategic objectives.  The Supplemental Incentive Plan is intended to provide incentive and financial rewards to participants who, because of the extent of their responsibilities, can make significant contributions to the success of our company by their ability, loyalty and exceptional services.

Participants in the Supplemental Incentive Plan were eligible to receive cash incentive bonuses upon the achievement of certain strategic initiatives of our company during the fiscal year ended December 31, 2006, as determined by the Compensation Committee.  These strategic initiatives consisted of:

•                  the successful completion of the transition from Heinz to ACH,

•                  the successful launch of Sweet Simplicity®,

•                  the successful completion of the refinancing of a portion of our senior credit facility,

•                  the achievement of at least $10 million in cost savings through our cost optimization initiatives, and

•                  the successful launch of a new product in Latin America.

The Compensation Committee approved these strategic initiatives as targets that were deemed critical to stabilizing the North American market, establishing our company as an innovator in the natural sweetener category and reducing significantly our company’s cost structure while improving its efficiency.  Our company achieved all but one of the strategic objectives in 2006 (the launch of a new product in Latin America), and the Compensation Committee approved the payment of three of the related bonuses in April, June and July 2006 and the last bonus in March 2007.  Payments to each of the named executive officers under the Supplemental Incentive Plan are described in the footnotes to the Summary Compensation Table and the 2006 Grants of Plan-Based Awards Table.

Perquisites

Our named executive officers receive various perquisites provided by or paid for by us.  These perquisites include temporary housing, commuting costs and gross up payments equal to the taxes payable on certain perquisites.  We provide these perquisites because in many cases, such as temporary housing, the perquisite makes our executives more efficient and effective and thereby is a benefit to us.

Post-Termination Compensation

Employment Agreements.  We entered into employment agreements with Mr. Block, Mr. Nocchiero and Mr. Cole, each of which contains severance provisions.  These agreements provide for payments and other benefits if the officer’s employment terminates for a qualifying event or circumstance, such as being terminated without “Cause” or leaving employment for “Good Reason,” as these terms are defined in the severance agreements.  Additional information regarding the severance provisions of these employment agreements, including a definition of key terms and a quantification of benefits that would have been received by our named executive officers had termination occurred on December 31, 2006, is found under the heading “Potential Payments upon Termination or Change-in-Control” of this Annual Report on Form 10-K.  Mr. Nocchiero resigned effective March 5, 2007.

Merisant US, Inc. Severance Pay Plan.  All active employees of Merisant US, Inc., our wholly owned subsidiary, that have been employed by Merisant US, Inc. at least twelve months and whose employment is involuntarily terminated for lack of work, rearrangement of work or reduction in workforce receive severance pay and benefits pursuant to the Merisant US, Inc. Severance Pay Plan (the “Severance Plan”).  Those named executive officers who are employees of Merisant US, Inc. and do not have employment agreements with our company are eligible to receive payments pursuant to the Severance Plan.  Additional information regarding the Severance Plan is found under the heading “Potential Payments upon Termination or Change-in-Control” of this Annual Report on Form 10-K.

Change-in-Control Payments

Our 2005 Share Appreciation Plan (the “2005 Plan”) is designed to provide incentives to executive officers and key employees to increase our equity value.  Participants in the 2005 Plan are entitled to share in any net proceeds to our stockholders  upon a change in control.  The Compensation Committee administers the 2005 Plan, including determining eligibility for participation, determining the size of awards to be granted, granting awards and taking other actions necessary or advisable for administration of the 2005 Plan.  A quantification of benefits that would have been received by our named executive officers had a change of control occurred on December 31, 2006, is found under the heading “Potential Payments upon Termination or Change-in-Control” of this Annual Report on Form 10-K.

Deferred Compensation Plans

Employees’ Savings and Retirement Plan.  All employees of Merisant US, Inc., including the named executive officers, who are at least 21 years of age are eligible to participate in the Merisant US, Inc. Employees’ Savings and Retirement Plan (the “401(k) Plan”), except employees covered by a collective bargaining agreement, leased employees, nonresident aliens who do not receive any earned income from our company which constituted U.S. source income, and individuals who perform services under an agreement that classifies them as independent contractors.  The 401(k) Plan is intended to be qualified under the Internal Revenue Code of 1986, as amended. The 401(k) Plan permits participants to make pre-tax contributions of up to 16% of compensation, subject to limits established by the Internal Revenue Service, and participants who are age 50 or older are permitted to make additional catch-up contributions.

Our company makes matching contributions for participants who have completed at least one year of service in an amount equal to 100% of the first 3% of a participant’s contribution and 50% of the next 2% of a participant’s contribution.  Our company is also authorized to make discretionary profit sharing contributions under the 401(k) Plan for participants who have completed at least one year of service.  We last made a discretionary contribution in 2001.

Participants are always 100% fully vested in their own contributions and in our company’s matching contributions. With respect to discretionary profit sharing contributions, if any, participants become 20% vested after one year of service and an additional 20% each year thereafter.

The 401(k) Plan may be terminated at any time.

COMPENSATION COMMITTEE REPORT

The Compensation Committee of the Board of Directors oversees our company’s compensation program on behalf of the Board.  In fulfilling its oversight responsibilities, the Compensation Committee discussed with management the Compensation Discussion and Analysis set forth in this Annual Report on Form 10-K.

In reliance on the review and discussions referred to above, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K filed with the Securities and Exchange Commission.

COMPENSATION COMMITTEE

Alec Machiels
Robert Albus

2006 SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Non-Equity Incentive Plan Compensation ($)		All Other Compensation ($)		Total ($)
Paul Block, Chief Executive Officer	2006	400,000	1,515,000	(1)	92,223	(2)	2,007,223
Anthony Nocchiero, Chief Financial Officer (10)	2006	287,000	813,175	(3)	9,869		1,110,044
Jonathan Cole, Vice President, General Counsel	2006	275,000	732,500	(4)	52,543	(5)	1,060,043
Dana Voris, Interim Chief Financial Officer and Corporate Controller and Treasurer	2006	198,005	225,412	(6)	9,932		433,349
Scott Bartlett, Vice President, Global Supply Chain	2006	180,000	252,000	(7)	3,014		435,014
Lee Van Syckle, Executive Vice President, Global Commercial Director	2006	220,000	383,000	(8)	18,530	(9)	621,530

(1)           Represents cash bonus of $400,000 pursuant to the Annual Incentive Plan and cash bonuses of $240,000, $360,000 and $515,000 due to the successful completion of the transition from Heinz to ACH, the successful launch of Sweet Simplicity® and the achievement of cost savings of $16.2 million, respectively, pursuant to the Supplemental Incentive Plan.

(2)           Includes $69,841 related to the cost of providing Mr. Block with temporary housing in Chicago, commuting costs to and from his permanent residence and a tax gross up of $28,949 for such imputed income, a $12,000 car allowance and amounts related to the cost of life insurance and matching contributions under the 401K Plan.

(3)           Represents cash bonus of $172,200 pursuant to the Annual Incentive Plan and cash bonuses of $143,500, $172,200 and $325,275 due to the successful completion of the transition from Heinz to ACH, the successful launch of Sweet Simplicity® and the achievement of cost savings of  $16.2 million, respectively, pursuant to the Supplemental Incentive Plan.

(4)           Represents cash bonus of $165,000 pursuant to the Annual Incentive Plan and cash bonuses of $137,500, $165,000 and $265,000 due to the successful completion of the transition from Heinz to ACH, the successful launch of Sweet Simplicity® and the achievement of cost savings of  $16.2 million, respectively, pursuant to the Supplemental Incentive Plan.

(5)           Includes $38,932 related to the cost of providing Mr. Cole with temporary housing in Chicago, commuting costs between Chicago and New York and a tax gross up of $15,359 for such imputed income, a $12,994 of matching contributions under the 401K Plan, and amounts related to the cost of life insurance.

(6)           Represents cash bonus of $120,912 pursuant to the Annual Incentive Plan and cash bonuses of $29,500 and $75,000 due to the successful completion of the refinancing of a portion of our company’s senior credit facility and the achievement of cost savings of $16.2 million, respectively, pursuant to the Supplemental Incentive Plan.

(7)           Represents cash bonus of $108,000 pursuant to the Annual Incentive Plan and cash bonuses of $36,000, $36,000 and $72,000 due to the successful completion of the transition from Heinz to ACH, the successful launch of Sweet Simplicity® and the achievement of cost savings of  $16.2 million, respectively, pursuant to the Supplemental Incentive Plan.

(8)           Represents cash bonus of $110,000 pursuant to the Annual Incentive Plan and cash bonuses of $66,000, $66,000 and $141,000 due to the successful completion of the transition from Heinz to ACH, the successful launch of Sweet Simplicity® and the achievement of cost savings of  $16.2 million, respectively, pursuant to the Supplemental Incentive Plan.

(9)           Includes $10,800 car allowance and amounts related to the cost of life insurance and matching contributions under the 401K Plan.

(10)         Mr. Nocchiero resigned effective March 5, 2007.

2006 GRANTS OF PLAN-BASED AWARDS

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)
Paul Block	3/13/06 (1)		400,000	600,000
	2/10/06 (2)		360,000
	2/10/06 (3)		240,000
	2/10/06 (4)		320,000	515,000
	2/10/06 (5)		200,000
Anthony Nocchiero	3/13/06 (1)	86,100	172,200	258,300
	2/10/06 (2)		172,200
	2/10/06 (3)		143,500
	2/10/06 (4)		200,900	325,275
	2/10/06 (5)		86,100
Jonathan Cole	3/13/06 (1)	82,500	165,000	247,500
	2/10/06 (2)		165,000
	2/10/06 (3)		137,500
	2/10/06 (4)		165,000	265,000
	2/10/06 (5)		82,500
Dana Voris	3/13/06 (1)	60,456	120,912	181,368
	2/10/06 (4)		50,380	75,000
	2/10/06 (6)		29,500
Scott Bartlett	3/13/06 (1)	54,000	108,000	162,000
	2/10/06 (2)		36,000
	2/10/06 (3)		36,000
	2/10/06 (4)		45,000	72,000
	2/10/06 (5)		36,000
Lee Van Syckle	3/13/06 (1)	55,000	110,000	165,000
	2/10/06 (2)		66,000
	2/10/06 (3)		66,000
	2/10/06 (4)		88,000	141,000

(1)   These amounts represent potential earnings under the Annual Incentive Plan.  Merisant achieved Bank EBITDA of $67.2 million during the year ended December 31, 2006 and bonuses equal to 100% of the named executive officers’ target bonuses were earned and paid on March 15, 2007.

(2)   These amounts represent potential awards under the Supplemental Incentive Plan related to the successful launch of Sweet Simplicity®.  The actual amounts awarded to each of the named executive officers pursuant to this component of the Supplemental Incentive Plan are shown in the Non-Equity Incentive Plan Compensation column of the Summary Compensation Table.

(3)   These amounts represent potential awards under the Supplemental Incentive Plan related to the successful transition from Heinz to ACH.  The actual amounts awarded to each of the named executive officers pursuant to this component of the Supplemental Incentive Plan are shown in the Non-Equity Incentive Plan Compensation column of the Summary Compensation Table.

(4)   These amounts represent potential awards under the Supplemental Incentive Plan related to achieving at least $10 million in cost savings through our company’s cost optimization initiatives.  Our company exceeded targeted cost savings during the year ended December 31, 2006 and the maximum bonus was earned and paid to the named executive officers on March 15, 2007.

(5)   These amounts represent potential awards under the Supplemental Incentive Plan related to the successful and timely launch of a new product in Latin America.  Our company delayed its launch of this product and, as a result, awards tied to this strategic initiative were not earned.

(6)   This amount represents a potential award under the Supplemental Incentive Plan related to the successful partial refinancing of our senior credit facility.  The actual amount awarded to Ms. Voris pursuant to this component of the Supplemental Incentive Plan is shown in the Non-Equity Incentive Plan Compensation column of the Summary Compensation Table.

Employment Agreements

During 2006, Mr. Block, Mr. Nocchiero and Mr. Cole were employed pursuant to agreements with the company.  Each employment agreement sets forth, among other things, the named executive officer’s minimum base salary, bonus opportunities and entitlement to participate in our benefit plans.

The base salaries for Mr. Block, Mr. Nocchiero and Mr. Cole during 2006 were $400,000, $287,000 and $275,000, respectively.

The employment agreements provide that each of the named executive officers will be entitled to participate in any executive compensation plans generally available to senior officers.  These include the Annual Incentive Plan and the Supplemental Incentive Plan.  In addition to his base salary, Mr. Block is eligible to receive an annual cash bonus in accordance with the terms of the Annual Incentive Plan or other annual bonus plan, as applicable, as determined by the Compensation Committee in its sole discretion with a target bonus opportunity as a percentage of base salary of no less than 100%.  Each of the employment agreements with Mr. Block, Mr. Nocchiero and Mr. Cole provides for benefits upon termination without cause.  In addition, each of the named executive officers participates in the 2005 Plan, which provides for potential payments upon a change in control.  Please see “Potential Payments Upon Termination or Change-in-Control” of this Annual Report on Form 10-K.  Mr. Nocchiero resigned effective March 5, 2007 and will be paid $283,658 in accordance with his employment agreement as confirmed by his contract completion agreement in April 2007.  Also in accordance with his employment agreement, Mr. Nocchiero will receive a prorated lump-sum payment under the Merisant Company 2007 Annual Incentive Plan based on his service from January 1, 2007 to his separation date when bonuses under that plan are payable to our other senior executives.  Mr. Nocchiero and Merisant each agreed to waive, release and discharge the other party with respect to any claims that either party might have against the other party, with certain exceptions.

Pursuant to the terms of their employment agreements, these named executive officers are entitled to perquisites generally made available to other senior officers.  In addition, our company reimbursed Mr. Block and Mr. Cole for commuting costs to Chicago and for temporary housing in Chicago.

Potential Payments upon Termination or Change-In-Control

As noted under “Compensation Discussion and Analysis”, our employment agreements with Mr. Block, Mr. Nocchiero and Mr. Cole and the Severance Plan, with respect to Ms. Voris, Mr. Bartlett and Mr. Van Syckle, provide for payments upon a change in control of our company.  As described more fully below, Mr. Block, Mr. Nocchiero and Mr. Cole each have an employment agreement that provides for severance payments and benefits if the named executive officer is terminated by us without cause or if he terminates his employment for good reason.  In addition, Ms. Voris, Mr. Bartlett and Mr. Van Syckle will be entitled to severance pay and benefits if their employment is involuntarily terminated for lack of work, rearrangement of work or reduction in workforce.  Finally, each named executive officer is a participant in the 2005 Plan and has received three types of awards, each of which corresponds to a percentage of the aggregate net proceeds distributed to the stockholders of Merisant Worldwide upon a change of control.  Ms. Voris also participates in the 2000 SAR Plan (as defined below) which pays out in similar circumstances.  The terms of each of these are described more fully below.

Employment Agreements and Severance Plan

Employment Agreements.  The employment agreements of Mr. Block, Mr. Nocchiero and Mr. Cole provide that if employment is terminated by the officer or by our company for any reason, the officer will be entitled to (i) any earned but unpaid base salary due for the remaining term of the employment agreement, (ii) any earned but unpaid annual cash bonus or other incentive award for the fiscal year prior to the fiscal year during which his employment terminates, (iii) any accrued but unpaid vacation pay, any reimbursable business expenses or unpaid perquisites through the remainder of the employment agreement, and (iv) vested benefits and any benefit continuation and/or conversion rights in accordance with our company’s employee benefit plans.  If the officer’s employment is terminated by our company without “cause” or by the officer for “good reason”, he will be entitled to severance compensation equal to a specified number of months’ base salary plus an amount equal to the annual cash bonus at target reduced, if applicable, by any payments to which he is then entitled under any other severance plan of our company.  These severance payments will be paid in accordance with our regular payroll practices unless a change of control occurs during the period in which he is receiving severance payments, in which case the officer will receive a lump sum payment within 30 days after the change of control.

We will have “cause” to terminate the named executive officer if he has engaged in any of a list of specified activities, including willful failure to perform substantially his duties, engaging in illegal conduct or gross misconduct which causes financial or harm to our company’s reputation or other actions specified in the definition.  The named executive officer will have “good reason” to terminate his employment (and thereby gain access to the benefits described below) if we reduce his base salary or target bonus opportunity, change duties or reporting responsibilities in a way that is inconsistent in any substantial adverse respect with the officer’s position, duties or responsibilities as in effect on the effective date of the agreement, we require the officer to be based anywhere more than 50 miles from where the officer’s principal place of employment on the date of the agreement or we take other actions specified in the definition.

Each of the employment agreements requires, as a precondition to the receipt of these payments, that the named executive officer and our company execute a separation agreement that contains, among other provisions, a mutual release from all liability arising out of, or in connection with the officer’s employment and termination of employment with our company.  The employment agreements contain non-competition and non-solicitation agreements.

Severance Plan.  We typically provide severance pay and benefits to those employees whose employment is involuntarily terminated for lack of work, rearrangement of work or reduction in workforce.  While severance pay and benefits may vary depending upon the employee and circumstances, we attempt to adhere to the Severance Plan as a base calculation of severance pay and benefits to be provided upon termination. Ms. Voris, Mr. Bartlett and Mr. Van Syckle are eligible to receive severance pay and benefits pursuant to the Severance Plan in the event his or her employment is involuntarily terminated for lack of work, rearrangement of work or reduction in workforce.  Under the Severance Plan, an eligible employee who executes a waiver and release agreement is entitled to receive severance pay in an amount equal to one week of pay for each $10,000 of the employee’s annual eligible pay as of the termination date plus one week of pay for each year of service, subject to both a minimum and maximum amount.  An eligible employee who does not execute a waiver and release agreement is entitled to receive severance pay in an amount equal to one week of pay for each year of service, subject to both a minimum and maximum amount.  The Severance Plan also provides for the continuation of health benefits for a limited period of time. The Severance Plan may be terminated or amended at any time.

The benefits to be provided to Mr. Block, Mr. Nocchiero and Mr. Cole under their respective employment agreements and to the other named executive officers under the Severance Plan upon termination are described in the table below, which assumes that the termination had taken place on December 31, 2006, the last day of our most recent fiscal year.

Payment Obligations upon Termination of Employment

The following table sets forth our payment obligations under the employment agreements and an estimated amount to be paid pursuant to our Severance Plan under the circumstances specified upon a termination of the named executive officer’s employment.  The table assumes that the termination took place on December 31, 2006.  The following table includes the projected present value of continued medical and dental vision coverage for the period such benefits would be provided assuming a discount rate of 5% and that our healthcare costs increase at a rate of 15% per year.

Name	For Cause or Without Good Reason ($)	For Good Reason or Without Cause ($)
Paul Block	0	1,037,041	(1)
Anthony Nocchiero	0	478,367	(2)
Jonathan Cole	0	466,579	(3)
Dana Voris	0	177,776	(4)
Scott Bartlett	0	101,045	(5)
Lee Van Syckle	0	122,968	(6)

(1)           Represents $1,000,000 of cash payments, $19,041 for the value of continued healthcare benefits, $17,000 for 12 months of executive outplacement services and $1,000 for financial planning assistance.  Mr. Block’s employment agreement provides that he will be entitled to payments equal to 18 months’ base salary plus an amount equal to the annual cash bonus at target reduced, if applicable, by any payments to which he is then entitled under any other severance plan of our company.  Does not include the amount of any earned and unpaid bonuses at the time of termination.

(2)           Represents $459,200 of cash payments, $1,167 for the value of continued healthcare benefits, $17,000 for executive outplacement services and $1,000 for financial planning assistance.  Mr. Nocchiero’s employment agreement provides that the officer will be entitled to payments equal to 12 months’ base salary plus an amount equal to the pro rata (based on the portion of the year employed) target bonus for the year of termination.  Does not include the amount of any earned and unpaid bonuses at the time of termination.  Mr. Nocchiero resigned on March 5, 2007 and will be paid $283,658 in accordance with his employment agreement as confirmed by his contract completion agreement in April 2007.  Also in accordance with his employment agreement, Mr. Nocchiero will receive a prorated lump-sum payment under the Merisant Company 2007 Annual Incentive Plan based on his service from January 1, 2007 to his separation date when bonuses under that plan are payable to our other senior executives.

(3)           Represents $440,000 of cash payments, $8,579 for the value of continued healthcare and dental benefits, $17,000 for 12 months of executive outplacement services and $1,000 for financial planning assistance.  Mr. Cole’s employment agreement provides that the officer will be entitled to payments equal to 12 months’ base salary plus an amount equal to the annual cash bonus at target reduced, if applicable, by any payments to which he is then entitled under any other severance plan of our company.  Does not include the amount of any earned and unpaid bonuses at the time of termination.

(4)           Represents $158,640 of cash payments, $1,136 for the value of continued healthcare and dental benefits, $17,000 for 12 months of executive outplacement services and $1,000 for financial planning assistance.  Does not include the amount of any earned and unpaid bonuses at the time of termination.

(5)           Represents $79,615 of cash payments, $3,430 for the value of continued healthcare and dental benefits, $17,000 for 12 months of executive outplacement services and $1,000 for financial planning assistance.  Does not include the amount of any earned and unpaid bonuses at the time of termination.

(6)           Represents $101,538 of cash payments, $3,430 for the value of continued healthcare and dental benefits, $17,000 for 12 months of executive outplacement services and $1,000 for financial planning assistance.  Does not include the amount of any earned and unpaid bonuses at the time of termination.

Change-in-Control Plans

Merisant Worldwide, Inc. 2005 Share Appreciation Plan.  Each of the named executive officers participates in the Merisant Worldwide, Inc. 2005 Share Appreciation Plan (the “2005 Plan”).  In general, participants in the 2005 Plan may receive three types of awards, each of which corresponds to a percentage of the aggregate net proceeds distributed to the our stockholders, participants in the 2000 SAR Plan (as defined below) and participants in the 2005 Plan upon a change in control (as defined under the 2005 Plan).  Participants in the 2005 Plan have been awarded share units representing, in the aggregate, up to 8% of the first $100 million of such net proceeds (“First Level Share Units”), up to 10% of the next $100 million of such net proceeds (“Second Level Share Units”) and up to 12% of such net proceeds in excess of $200 million (“Third Level Share Units”).  The share units underlying the 2005 Plan are determined on a fully diluted basis, taking into account the outstanding number of shares of our common stock and rights underlying the 2000 SAR Plan.  New issuances of our common stock will dilute the share units underlying the 2005 Plan.  Upon a distribution under the 2005 Plan, participants will receive payouts under the 2005 Plan in the same form as the consideration received by our stockholders.  Of the 869,499.03 First Level Share Units, 1,111,026.00 Second Level Share Units and 1,741,907.08 authorized under the 2005 Plan, 733,639.79 First Level Share Units, 925,484.66 Second Level Share Units and 1,741,907.08 Third Level Share Units were outstanding at December 31, 2006.

Awards under the 2005 Plan will not vest until the initial distribution date under the 2005 Plan.  Our Board of Directors may cancel or amend the terms of the 2005 Plan and cancel or amend the terms of any awards granted under the 2005 Plan in whole or in part at any time; provided, that no amendment, modification or termination of the 2005 Plan or any awards granted thereunder that adversely affects in any material way any award previously made under the 2005 Plan may be made without the written consent of the participant holding such award.

Merisant Worldwide, Inc. Stock Appreciation Rights Plan. Ms. Voris is the only named executive officer who participates in our Stock Appreciation Rights Plan (the “2000 SAR Plan”).  Pursuant to the 2000 SAR Plan, rights based on shares of our company were issued to key employees at a grant price equal to the market value of our common stock at the date of grant.  Vested rights are not exercisable by the holders and payments are only made with respect to the rights upon the sale of all of our common stock or other distribution event.  Ms. Voris is entirely vested in 5.782 rights with a grant price of $35.09 per right.  Upon distribution, Ms. Voris will receive compensation equal to the difference between the fair market value of the stock at the trigger date and the grant price of her rights reduced by $18.71.  The rights under the 2000 SAR Plan carry a term of ten years.  Ms. Voris’ rights will expire in January 2012.

Payment Obligations upon Change-in-Control

The following table illustrates what our payment obligations to the named executive officers under the 2005 Plan might be if our stockholders were entitled to receive varying net proceeds upon a change in control.  At December 31, 2006, our company and its consolidated subsidiaries had $545.9 million of indebtedness outstanding, which will significantly affect the amount of net proceeds as a result of any change in control.  Because the share units under the 2005 Plan do not represent equity interests in our company and have no value until there is a change in control, the share units are not valued under FAS 123R.  The amounts of net proceeds set forth below are provided for illustrative purposes only and no assurance can be given as to the present value of the share units underlying the 2005 Plan or our company and its subsidiaries.  Amounts have been rounded up to the nearest thousand.

	Net Proceeds
Name	$100 million ($)	$200 million ($)	$350 million ($)
Paul Block	4,000,000	9,000,000	15,196,000
Anthony Nocchiero	750,000	1,500,000	2,275,000
Jonathan Cole	500,000	1,050,000	1,670,000
Dana Voris (1)	100,000	300,000	610,000
Scott Bartlett	300,000	800,000	1,205,000
Lee Van Syckle	250,000	600,000	1,168,000

(1)                                  Ms. Voris is the only employee who participates in the 2000 SAR Plan.  Management estimates that she would receive an additional $0, $10,730 and $84,729, respectively, under that plan at the indicated net proceeds on a fully diluted basis.

2006 DIRECTOR COMPENSATION TABLE

Directors who are employees of our company (Mr. Block) or of Pegasus Capital Advisors, L.P. (Mr. Machiels) receive no additional fee for service as a director.  Non-employee directors receive cash payments and reimbursements as shown in the table below.

Name	Fees Earned or Paid in Cash ($) (1)	All Other Compensation ($)	Total ($)
Robert Albus	31,700	—	31,700
Arnold Donald	—	—	—	(2)
David House (3)	11,000	—	11,000
Adam Stagliano	23,800	—	23,800

(1)           Consists of the amounts described under “Cash Compensation”.

(2)           Mr. Donald received $2.5 million in payments from our company under severance and deferred compensation arrangements in 2006.  See “Certain Relationships and Related Transactions, and Director Independence”.

(3)           Joined the Board on July 20, 2006.

Cash Compensation

Annual Fee.  Each non-employee director receives a fee of $20,000 annually pro rated for partial years, which is paid on a quarterly basis.

Attendance Fees.  Each non-employee director received $1,000 per meeting of the Board and any committee of the Board that they attend.  Non-employee directors who serve as chairperson of any committee of the Board receive $1,500 for each committee meeting.  These fees are reduced to any amount equal to 60% of the respective meeting fee for any director that attends the meeting telephonically. Except as disclosed above, none of the Company’s directors received compensation for serving on the Board, other than reimbursement for out-of-pocket expenses incurred in connection with rendering such services.

Benefits

We reimburse each director for expenses associated with attending Board and committee meetings.

Item 12.                            Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding beneficial ownership of our common stock as of March 23, 2007 by: (1) each named executive officer and each director of our company individually; (2) all current executive officers and directors of our company as a group; and (3) certain principal stockholders. Unless otherwise indicated below, the business address for each of the beneficial owners is c/o Merisant US, Inc., 10 South Riverside Plaza, Suite 850, Chicago, Illinois 60606.

Name and Address	Shares	Percentage
Tabletop Holdings, LLC (1) 99 River Road Cos Cob, Connecticut 06807	8,062,105	88.7%
Robert E. Albus	—	—
Arnold W. Donald (2)	321,969	3.5%
David House	—	—
Alec Machiels (1)	—	—
Adam Stagliano	—	—
Paul R. Block	—	—
Anthony J. Nocchiero (3)	—	—
Jonathan W. Cole	—	—
Dana M. Voris	5,130	0.1%
Scott Bartlett	—	—
Lee Van Syckle	—	—
All current executive officers and directors as a group (11 people) (1)	327,099	3.6%

(1)                                  Tabletop Holdings, LLC is a Delaware limited liability company controlled by Pegasus Partners II, L.P. The manager of Pegasus Partners II, L.P. is Pegasus Capital Advisors, L.P. Pegasus Partners II, L.P. and Pegasus Capital Advisors, L.P. are ultimately controlled by Craig M. Cogut. Mr. Machiels is a partner at Pegasus Capital Advisors, L.P. Mr. Machiels may be deemed to beneficially own the common stock held by Tabletop Holdings, LLC. Mr. Machiels disclaims beneficial ownership of these shares.

(2)                                  The business address of Mr. Donald is One North Brentwood Boulevard, Suite 510, Clayton, Missouri 63105.

(3)                                  Mr. Nocchiero resigned effective March 5, 2007.

Item 13.                            Certain Relationships and Related Transactions, and Director Independence.

Transactions with Related Persons

In connection with the acquisition of the tabletop sweetener business from Monsanto, Merisant assumed liability for certain deferred compensation payable to Arnold Donald, a member of the Board, which required our company to make annual payments to Mr. Donald of $535,000 through 2005 and requires annual payments of $1,000,000 through 2010 on or before the date on which Merisant pays its annual bonus for the preceding year to executive officers.  Pursuant to this obligation, Mr. Donald received a payment of $1,000,000 in January 2006.  In addition, in June 2003, Merisant entered into a contract completion agreement with Mr. Donald in connection with the termination of Mr. Donald’s employment as the Chief Executive Officer. Pursuant to the terms of the contract completion agreement, Mr. Donald received $62,500 each month for the first 24 months beginning on or after June 1, 2003 and received a payment of $1,500,000 on June 1, 2006.

We have an agreement with Brand Architecture pursuant to which Brand Architecture has agreed to provide consulting services relating to the development of brand architecture for our brands.  As compensation, Merisant paid approximately $1.1 million to Brand Architecture in the year ended December 31, 2006, including the reimbursement to Brand Architecture for expenses relating to its work. Adam Stagliano, a member of our Board, is a founding director and the President and Chief Strategic Officer of Brand Architecture.

Review, Approval and Ratification of Transactions with Related Persons

We or one of our subsidiaries may occasionally enter into transactions with certain “related persons.”  Related persons include our executive officers, directors, 5% or more beneficial owners of our common stock, immediate family members of these persons and entities in which one of these persons has a direct or indirect material interest.  We refer to transactions with these related persons as “related party transactions.”  The Audit Committee is responsible for the review and approval of each related party transaction, and the Audit Committee has been delegated this responsibility by the Board pursuant to the committee’s charter and a written policy adopted by the Board.  The Audit Committee considers all relevant factors when determining whether to approve a related party transaction.  Among other relevant factors, the Audit Committee considers the following:

•                  the size of the transaction and the amount of consideration payable to a related person;

•                  the nature of the interest of the related person in the transaction;

•                  whether the transaction may involve a conflict of interest;

•                  whether the transaction involves the provision of goods and services to us that are available from unaffiliated third parties; and

•                  whether the terms of the proposed transaction are at least as favorable to us as those that might be achieved with an unaffiliated third party.

With respect to the transactions set forth under “Related Party Transactions”, the full Board approved the transactions with Arnold Donald, and the Audit Committee did not review and approve the transaction with Brand Architecture because Mr. Stagliano was not a director at the time we first entered into the agreement.

Director Independence

The Board provides oversight with respect to our overall performance, strategic direction and key corporate policies.  It approves major initiatives, advises on key financial and business objectives, and monitors progress with respect to these matters.  Members of the Board are kept informed of our business by various reports and documents provided to them on a regular basis, including financial and operating reports made at Board and committee meetings by the Chief Executive Officer, Chief Financial Officer and other officers.  The Board has two standing committees, the principal responsibilities of which are described above.

Our company’s securities are not listed on any national securities exchange or an automated inter-dealer quotation system.  As a result, we are not required to have independent directors as members of our Board.  The Board of Directors has determined that certain of our directors would qualify as independent directors under Nasdaq listing standards.  In general, these guidelines provide that an individual will be deemed to be independent if he or she is not an officer or employee of the company or any other person having a relationship, which, in the opinion of the issuer’s board of directors, would interfere with the exercise of independent judgment in carrying out the duties of a director.  These guidelines provide that a director is not independent if:

•                  The director is, or has been within the last three years, employed by the company.

•                  The director has received, or has an immediate family member who has received, during any twelve month period within the last three years, more than $60,000 from the company other than director and committee fees, compensation paid to a family member who is an employee of the company or benefits under a tax-qualified retirement plan, or non-discretionary compensation.

•                  The director has a family member who is, or at any time during the past three years was, employed by the company.

•                  The director is, or has a family member who is, a partner in, or a controlling shareholder or an executive officer of, any organization to which the company made, or from which the company received, payments for property or services in the current or any of the past three fiscal years that exceed 5% of the recipient’s consolidated gross revenues for that year, or $200,000, whichever is more, other than payments arising from investments in the company’s securities or payments under non-discretionary charitable contribution matching programs.

•                  The director is, or has a family member who is, employed as an executive officer of another entity where at any time during the past three years any of the executive officers of the company serve on the compensation committee of the other entity.

•                  The director is, or has a family member who is, a current partner of the company’s outside auditor, or was a partner or employee of the company’s outside auditor who worked on the company’s audit at any time during any of the past three years.

Direct or indirect ownership of even a significant amount of our common stock by a director who is otherwise independent as a result of the application of the foregoing standards will not, by itself, bar an independence finding as a director.

The Board has reviewed the independence of our non-employee directors and determined that Mr. Albus, Mr. House, Mr. Machiels and Mr. Stagliano are independent under the foregoing guidelines.  With respect to Mr. Stagliano, the Board considered that Mr. Stagliano is the President and Chief Strategic Officer of Brand Architecture International which provides marketing consulting services to our company and earned $2.2 million in consulting fees since 2004.  Such fees do not exceed 5% of the consolidated gross revenue for Brand Architecture and its consolidated affiliates.  The Board considered that Mr. Albus and Mr. House are independent consultants who advise Pegasus Capital Advisors, L.P. from time to time on operational matters related to companies in which funds managed by Pegasus Capital Advisors invests.  Pegasus Capital Partners controls our principal stockholder Tabletop Holdings, LLC.  The Board considered that Mr. Machiels is an employee of Pegasus Capital Advisors, L.P.

In addition, the Board has determined that the members of the Audit Committee, other than Mr. Machiels, satisfy the heightened independence standards for audit committee members under Rule 10A-3(b)(1) of the Exchange Act as required by Nasdaq Rule 4350(d).

Item 14.                             Principal Accounting Fees and Services.

Audit and Other Fees

Set forth below are the aggregate fees billed to us for professional services by BDO Seidman, LLP, our independent registered public accounting firm for the 2005 and 2006 fiscal years.

Audit Fees

Fees for audit services totaled approximately $715,060 and $813,168 in the years ended December 31, 2005 and December 31, 2006, respectively,  including fees associated with the annual audit, the review of our quarterly financial statements and our debt refinancing transactions.

Audit-Related Fees

Fees for audit-related services totaled $0 in the years ended December 31, 2005 and December 31, 2006.

Tax Fees

Fees for tax services, including tax compliance, tax advice and tax planning, totaled $6,358 and $7,526 in the years ended December 31, 2005 and December 31, 2006, respectively, and were related to the filing of value added tax declarations in Mexico.

All Other Fees

Fees for other services totaled $0 in the years ended December 31, 2005 and December 31, 2006.

Audit Committee’s Pre-Approval Policies and Procedures

Our Audit Committee Charter requires the Audit Committee to pre-approve the rendering by the independent auditor of audit or permissible non-audit services. The Audit Committee is authorized to take action only by the affirmative vote of a majority of the Audit Committee members present at any meeting at which a quorum is present, or by the unanimous consent of all of the Audit Committee members.  The Audit Committee pre-approved all audit and non-audit services provided by BDO Seidman, LLP during 2005 and 2006.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) (1)	Financial Statements: See the financial statements listed under the caption “Index to Consolidated Financial Statements” in Item 8 of this Report.

(3)	Exhibits:

3.1

Certificate of Incorporation of Tabletop Holdings, Inc. (n/k/a Merisant Worldwide, Inc.) (incorporated by reference to Exhibit 3.1 of Merisant Worldwide, Inc.’s Form S-4 (No. 333-114102) filed on March 31, 2004).

3.2

Certificate of Amendment to Certificate of Incorporation of Tabletop Holdings, Inc. (n/k/a Merisant Worldwide, Inc.) filed in the Office of the Secretary of State of the State of Delaware on December 16, 1999 (incorporated by reference to Exhibit 3.2 of Merisant Worldwide, Inc.’s Form S-4 (No. 333-114102) filed on March 31, 2004).

3.3

Certificate of Amendment to Certificate of Incorporation of Tabletop Holdings, Inc. (n/k/a Merisant Worldwide, Inc.) (incorporated by reference to Exhibit 3.3 of Merisant Worldwide, Inc.’s Form S-4 (No. 333-114102) filed on March 31, 2004).

	3.4	Bylaws of Tabletop Holdings, Inc. (n/k/a Merisant Worldwide, Inc.) (incorporated by reference to Exhibit 3.4 of Merisant Worldwide, Inc.’s Form S-4 (No. 333-114102) filed on March 31, 2004).

4.1

Indenture dated November 12, 2003 between Merisant Worldwide, Inc. and Wells Fargo Bank Minnesota, National Association (incorporated by reference to Exhibit 4.1 of Merisant Worldwide, Inc.’s Form S-4 (No. 333-114102) filed on March 31, 2004).

	4.2	Form of Merisant Worldwide, Inc.’s 12 1/4% Senior Subordinated Discount Note due 2014 (included in Exhibit 4.1).

4.3

Indenture dated July 11, 2003 among Merisant Company, the guarantors named therein and Wells Fargo Bank Minnesota, National Association (incorporated by reference to Exhibit 4.1 of Merisant Company’s Form S-4 (No. 333-114102) filed on March 31, 2004).

4.4

First Supplemental Indenture, dated as of March 29, 2006, among Merisant Company, Merisant US, Inc., Merisant Foreign Holdings I, Inc., Whole Earth Sweetener Company LLC and Wells Fargo Bank, N.A. (incorporated by reference to Exhibit 4.2 of Merisant Company’s Form 10-K filed on March 30, 2006)

	4.5	Form of Merisant Company’s 9 1/2% Senior Subordinated Note due 2013 (included in Exhibit 4.3).

10.1

Credit Agreement dated July 11, 2003 by and among Merisant Company, the lenders referred to therein, and Credit Suisse First Boston, as administrative agent (incorporated by reference to Exhibit 10.1 of Merisant Worldwide Inc.’s Form S-4 (No. 333-114102) filed on March 31, 2004).

10.2

First Amendment to Credit Agreement, dated as of July 2, 2004, among Merisant Company, Merisant Worldwide, Inc., the lenders named therein and Credit Suisse First Boston (incorporated by reference to Exhibit 10.18 of Amendment No. 1 of Merisant Worldwide, Inc.’s Form S-4 (No. 333-114102) filed on December 8, 2004).

10.3

Second Amendment to Credit Agreement, dated as of October 20, 2004, among Merisant Company, Merisant Worldwide, Inc., the lenders named therein and Credit Suisse First Boston (incorporated by reference to Exhibit 10.19 of Amendment No. 1 of Merisant Worldwide, Inc.’s Form S-4 (No. 333-114102) filed on December 8, 2004).

10.4

Third Amendment to Credit Agreement, dated as of March 11, 2005, among Merisant Company, Merisant Worldwide, Inc., the lenders named therein and Credit Suisse First Boston (incorporated by reference to Exhibit 10.24 of Amendment No. 2 of Merisant Worldwide, Inc.’s Form S-4 (No. 333-114102) filed on April 25, 2005).

10.5

Fourth Amendment to the Credit Agreement, dated as of March 29, 2006, among Merisant Company, Merisant Worldwide, Inc., the lenders named therein and Credit Suisse, as administrative agent (incorporated by reference to Exhibit 10.5 of Merisant Worldwide Inc.’s Form 10-K filed on March 30, 2006).

10.6

Fifth Amendment to Senior Credit Agreement, dated June 23, 2006, among Merisant Company, Merisant Worldwide, Inc., certain subsidiaries of Merisant Company, as guarantors, the lenders thereunder and Credit Suisse, Cayman Islands Branch (formerly Credit Suisse First Boston), as administrative agent (incorporated by reference to Exhibit 10.5 of Merisant Worldwide, Inc.’s Form 8-K filed on June 27, 2006).

10.7

Amended and Restated Security Agreement, dated June 23, 2006, among guarantors named on the signature page thereto, and Credit Suisse, Cayman Islands Branch (formerly Credit Suisse First Boston), as collateral agent (incorporated by reference to Exhibit 10.5 of Merisant Worldwide, Inc.’s Form 8-K filed on June 27, 2006).

10.8

Second Lien Credit Agreement, dated June 23, 2006, among Merisant Company, as borrower, Merisant Worldwide, Inc. and certain subsidiaries of Merisant Company, as guarantors, Credit Suisse, as administrative agent, and Wells Fargo Bank, National Association, as collateral agent (incorporated by reference to Exhibit 10.1 of Merisant Worldwide, Inc.’s Form 8-K filed on June 27, 2006).

10.9

Second Lien Security Agreement, dated June 23, 2006, among Merisant Company, Merisant Worldwide, the lenders thereunder, Wells Fargo Bank, National Association, as collateral agent, Jefferies & Company, Inc. and Credit Suisse Securities (USA) LLC, as joint lead arrangers, Credit Suisse, as collateral agent and Credit Suisse Securities (USA) LLC, as documentation agent (incorporated by reference to Exhibit 10.2 of Merisant Worldwide, Inc.’s Form 8-K filed on June 27, 2006).

10.10

Intercreditor Agreement, dated June 23, 2006, among Merisant Company, Merisant Worldwide, Inc., the subsidiary guarantors, Credit Suisse, as administrative agent under the Senior Credit Agreement, and Wells Fargo Bank, National Association, as a administrative agent under the Second Lien Credit Agreement (incorporated by reference to Exhibit 10.3 of Merisant Worldwide, Inc.’s Form 8-K filed on June 27, 2006).

10.11	Revolver Note dated as of March 30, 2006 from Merisant Company to Merisant Company 2, Sàrl (incorporated by reference to Exhibit 10.7 of Merisant Worldwide, Inc.’s Form 10-K filed on March 30, 2006).

10.12

Amended and Restated Manufacturing Agreement dated as of November 29, 2000 between Kruger GmbH & Co. and Merisant Company (incorporated by reference to Exhibit 10.6 of Merisant Worldwide, Inc.’s Form S-4 (No. 333-114102) filed on March 31, 2004).

10.13

Distribution Agreement dated February 14, 2006, by and between Merisant US, Inc. and ACH Food Companies, Inc. (incorporated by reference to Exhibit 10.1 of Merisant Worldwide, Inc.’s Form 8-K filed on February 17, 2006).

10.14

Contract Completion Agreement dated as of June 1, 2003 between Merisant Company and Arnold W. Donald (incorporated by reference to Exhibit 10.8 of Merisant Worldwide, Inc.’s Form S-4 (No. 333-114102) filed on March 31, 2004).

10.15	Note dated as of March 17, 2000 from Arnold W. Donald (incorporated by reference to Exhibit 10.10 of Merisant Worldwide, Inc.’s Form S-4 (No. 333-114102) filed on March 31, 2004).

10.16

Amended and Restated Employment Agreement dated November 14, 2005 among Merisant Worldwide, Inc., Merisant Company and Paul R. Block (incorporated by reference to Exhibit 10.1 of Merisant Worldwide, Inc.’s Form 8-K filed on November 16, 2005).

10.17

Employment Agreement dated as of July 18, 2005 between Anthony J. Nocchiero and Merisant Company (incorporated by reference to Exhibit 10.30 of Merisant Worldwide, Inc.’s Amendment No. 4 to Form S-4 (No. 333-114102) filed on July 22, 2005).

10.18	Contract Completion Agreement and General Release dated as of March 15, 2007 between Merisant Company and Anthony J. Nocchiero.

10.19	Employment Agreement dated January 24, 2006 between Jonathan W. Cole and Merisant Company (incorporated by reference to Exhibit 10.2 of Merisant Worldwide, Inc.’s Form 8-K filed on January 30, 2006).

10.20	Tabletop Holdings, Inc. Stock Appreciation Rights Plan (incorporated by reference to Exhibit 10.17 of Merisant Worldwide, Inc.’s Form S-4 (No. 333-114102) filed on March 31, 2004).

10.21	Merisant Worldwide, Inc. 2005 Share Appreciation Plan (incorporated by reference to Exhibit 10.1 of Merisant Worldwide, Inc.’s Form 8-K filed on September 23, 2005).

	10.22	Merisant Company 2006 Supplemental Incentive Plan (incorporated by reference to Exhibit 10.1 of Merisant Worldwide, Inc.’s Form 8-K filed on January 30, 2006).

10.23

Form of Indemnification Agreement between Merisant Worldwide, Inc. and each of its directors and certain executive officers (incorporated by reference to Exhibit 10.18 of Merisant Worldwide, Inc.’s Amendment No. 2 to Form S-1 (No. 333-115021-02) filed on August 10, 2004).

10.24

Advisory Agreement, dated as of September 19, 2005, between Merisant Company and Pegasus Capital Advisors, L.P. (incorporated by reference to Exhibit 10.2 of Merisant Worldwide, Inc.’s Form 8-K filed on September 23, 2005).

	21.1	Subsidiaries.

	31.1	Certificate of Paul R. Block pursuant to Rule 15d-14 under the Securities Exchange Act of 1934.

	31.2	Certificate of Dana M. Voris pursuant to Rule 15d-14 under the Securities Exchange Act of 1934.

	32.1	Certificate of Paul R. Block pursuant to 18 U.S.C. Section 1350

	32.2	Certificate of Dana M. Voris pursuant to 18 U.S.C. Section 1350.

(b)	Exhibits: See Item 15 (a)(3) of this Report.

(c)  Financial Statement Schedule:

Report of Independent Registered Public Accounting Firm on Financial Statement Schedule

To the Board of Directors and Stockholders of

Merisant Worldwide, Inc.

Chicago, Illinois

The audits referred to in our report dated March 23, 2007 relating to the consolidated financial statements of Merisant Worldwide, Inc., which is contained in Item 8 of this Form 10-K included the audit of the 2005 and 2006 data in the financial statement schedule listed in Item 15(c) of this Form 10-K.  This financial statement schedule is the responsibility of the Company’s management.  Our responsibility is to express an opinion on the 2005 and 2006 data in this financial statement schedule based upon our audit.

In our opinion, the 2005 and 2006 data in such financial statement schedule presents fairly, in all material respects, the information set forth therein.

/s/ BDO Seidman LLP

Chicago, Illinois
March 23, 2007

Report of Independent Registered Public Accounting Firm on Financial Statement Schedule

To the Board of Directors and Stockholders of

Merisant Worldwide, Inc.

Chicago, Illinois

Our audits of the consolidated financial statements referred to in our report dated April 15, 2005, which is contained in Item 8 of this Form 10-K of Merisant Worldwide, Inc. also included an audit of the financial statement schedule for the year ended December 31, 2004 listed in Item 15(c) of this Form 10-K.  In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PRICEWATERHOUSE COOPERS LLP

Chicago, Illinois
April 15, 2005

MERISANT WORLDWIDE, INC. AND SUBSIDIARIES

SCHEDULE I – CONSOLIDATED FINANCIAL INFORMATION OF REGISTRANT

CONDENSED PARENT COMPANY STATEMENT OF OPERATIONS

(Dollars In Thousands)

	Years Ended December 31,
	2004	2005	2006
Income from operations	$(3,246)	$238	$(141)
Interest expense	10,091	(11,773)	12,644
Loss before income taxes and equity in consolidated subsidiaries	(13,337)	(11,535)	(12,785)
Equity in consolidated subsidiaries	(5,207)	(5,615)	(39,376)
Net Loss	$(18,544)	$(17,150)	$(52,161)

The accompanying note is an integral part of these financial statements.

MERISANT WORLDWIDE, INC. AND SUBSIDIARIES

SCHEDULE I – CONSOLIDATED FINANCIAL INFORMATION OF REGISTRANT

CONDENSED PARENT COMPANY BALANCE SHEET

(Dollars In Thousands, Except Per Share Amounts)

	At December 31,
	2005	2006
Assets
Cash	$9	$23
Prepaid expenses and other assets	43	112
Deferred income taxes	—	—
Total current assets	52	135
Deferred financing costs, less accumulated amortization	2,467	2,172
Investment in subsidiary	(40,026)	(78,928)
Total assets	$(37,892)	$(76,621)
Liabilities
Accrued expenses and other liabilities	$349	$13
Total current liabilities	349	13
Long-term obligations	97,449	109,752
Deferred income tax liabilities	—	—
Total liabilities	97,798	109,765
Stockholders’ Deficit:
Stockholders’ deficit	(135,690)	(186,386)
Total liabilities and stockholders’ deficit	$(37,892)	$(76,621)

The accompanying note is an integral part of these financial statements.

MERISANT WORLDWIDE, INC. AND SUBSIDIARIES

SCHEDULE I – CONSOLIDATED FINANCIAL INFORMATION OF REGISTRANT

CONDENSED PARENT COMPANY STATEMENT OF CASH FLOWS

(Dollars in Thousands)

	Years Ended December 31,
	2004	2005	2006
Operating Activities
Net cash provided by operating activities	$(2,043)	$(732)	$(592)
Investing Activities
Investment in subsidiary	2,249	1,023	606
Net cash used in investing activities	2,249	1,023	606
Financing Activities
Borrowings under long-term obligations	—	—	—
Payment of deferred financing costs	(78)	(289)	—
Dividends to shareholders	—	—	—
Repurchase of common stock	—	—	—
Issuance of common stock	—	—	—
Receivable/payable, parent company	(121)	—	—
Net cash (used in) financing activities	(199)	(289)	—
Net increase in cash and cash equivalents	7	2	14
Cash and cash equivalents at beginning of year	—	7	9
Cash and cash equivalents at end of year	$7	$9	$23

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

MERISANT WORLDWIDE, INC.

	By:	/s/ Dana M. Voris
Name: Dana M. Voris
Title: Interim Chief Financial Officer
(on behalf of the Company and in capacity of principal financial officer)
Date: March 23, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Paul R. Block
Name: Paul R. Block	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	March 23, 2007

/s/ Dana M. Voris
Name: Dana M. Voris	Interim Chief Financial Officer (Principal Financial and Accounting Officer)	March 23, 2007

/s/ Robert E. Albus
Name: Robert E. Albus	Director	March 23, 2007

/s/ Arnold Donald
Name: Arnold Donald	Director	March 23, 2007

/s/ David House
Name: David House	Director	March 23, 2007

/s/ Alec Machiels
Name: Alec Machiels	Director	March 23, 2007

/s/ Adam Stagliano
Name: Adam Stagliano	Director	March 23, 2007

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

No annual report or proxy material has been sent to security holders.