Form 10-Q
period 2007-03-31
Merisant Worldwide, Inc.
filed 2007-05-15
CIK 1283664

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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
Not applicable.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐    No☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of May 15, 2007, the registrant had 9,089,380 shares of common stock, par value $0.01 per share, outstanding.

MERISANT WORLDWIDE, INC.

INDEX TO REPORT

FOR THE QUARTER ENDED MARCH 31, 2007

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements of Merisant Worldwide, Inc.

MERISANT WORLDWIDE, INC.
Unaudited Consolidated Balance Sheets
(Dollars In Thousands, Except Per Share Amounts)

	At December 31,	At March 31,
	2006	2007
ASSETS
Cash and cash equivalents	$23,753	$22,307
Trade accounts receivable, net of allowances of $534 and $474, respectively	68,006	62,938
Other receivables	5,676	6,638
Inventories	13,792	13,591
Prepaid expenses and other assets	5,477	4,418
Current portion of note receivable from director	970	970
Deferred income tax assets	1,534	1,354
Total current assets	119,208	112,216
Property and equipment, net	23,341	21,949
Trademarks and other intangible assets, less accumulated amortization and impairment of $159,340 and $165,067, respectively	182,679	176,952
Goodwill	107,209	107,209
Deferred financing costs, less accumulated amortization of $8,410 and $9,346, respectively	15,793	14,857
Non-current portion of note receivable from director	2,651	1,694
Investment in equity affiliate	269	307
Other non-current assets	967	974
Total assets	$452,117	$436,158
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Accounts payable	$16,234	$18,106
Income taxes payable	1,578	1,879
Accrued interest expense	11,793	6,352
Accrued trademarketing and consumer promotions	12,200	14,753
Accrued incentives	8,017	1,815
Accrued expenses and other liabilities	11,757	12,673
Current maturities of long-term obligations	8,468	8,546
Total current liabilities	70,047	64,124
Long-term obligations, net of current maturities	537,565	538,947
Deferred income tax liabilities	19,439	20,549
Other liabilities	11,452	4,757
Total liabilities	638,503	628,377
Commitments and contingencies (Note 7)
Stockholders’ Deficit:
Common stock, $0.01 par value, 10,000,000 shares authorized, 9,169,552 shares issued and 9,089,380 shares outstanding	91	91
Due for purchase of shares	(707)	(528)
Retained deficit	(178,423)	(184,738)
Accumulated other comprehensive loss	(5,626)	(5,323)
	(184,665)	(190,498)
Less cost of treasury stock (80,172 shares)	(1,721)	(1,721)
Total stockholders’ deficit	(186,386)	(192,219)
Total liabilities and stockholders’ deficit	$452,117	$436,158

The accompanying notes are an integral part of these unaudited consolidated financial statements.

MERISANT WORLDWIDE, INC.
Unaudited Consolidated Statements of Operations and
Comprehensive Loss
(Dollars In Thousands)

	Three Months Ended March 31,
	2006	2007
Net sales	$69,667	$69,313
Cost of sales	29,015	30,742
Gross profit	40,652	38,571
Operating expenses:
Marketing and selling expenses	16,908	15,247
Administration expenses	11,759	11,936
Amortization of intangible assets	5,554	5,727
Restructuring expenses	2,291	560
Total operating expenses	36,512	33,470
Income from operations	4,140	5,101
Other expense (income):
Interest income	(148)	(205)
Interest expense	13,934	15,393
Other expense (income), net	209	139
Total other expense	13,995	15,327
Loss before income taxes	(9,855)	(10,226)
Provision for income taxes	253	1,846
Net loss	$(10,108)	$(12,072)

Net loss from above	$(10,018)	$(12,072)
Other comprehensive income	198	303
Total comprehensive loss	$(9,910)	$(11,769)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

MERISANT WORLDWIDE, INC.
Unaudited Consolidated Statement of Stockholders’ Deficit
(Dollars In Thousands)

	Common Stock	Due for Purchase of Common Stock	Retained Deficit	Accumulated Other Comprehensive Loss	Treasury Stock, at Cost	Total
Balance at December 31, 2006	$91	$(707)	$(178,423)	$(5,626)	$(1,721)	$(186,386)
Foreign currency translation adjustment	—	—	—	303	—	303
Settlement of loan for purchase of shares	—	179	—	—	—	179
Cumulative effect of FIN 48 implementation	—	—	5,757	—	—	5,757
Net loss	—	—	(12,072)	—	—	(12,072)
Balance at March 31, 2007	$91	$(528)	$(184,738)	$(5,323)	$(1,721)	$(192,219)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

MERISANT WORLDWIDE, INC.
Unaudited Consolidated Statements of Cash Flows
(Dollars In Thousands)

	Three Months Ended March 31,
	2006	2007
Operating Activities
Net loss	$(10,108)	$(12,072)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	2,228	1,558
Amortization of intangible assets	5,554	5,727
Amortization of deferred financing costs	740	936
Interest accretion on senior subordinated discount notes	2,939	3,310
Euro-denominated loan foreign exchange loss	583	301
Net realized gains on derivative instruments	(694)	—
Equity in income of affiliate	(7)	(38)
Deferred income tax provision	375	1,288
Changes in operating assets and liabilities:
Trade accounts receivable	3,232	5,290
Other receivables	1,314	(11)
Inventories	3,418	273
Prepaid expenses and other assets	(58)	1,058
Accounts payable	(952)	1,876
Accrued expenses and other	(7,186)	(8,882)
Net cash provided by operating activities	1,383	614
Investing Activities
Purchases of property and equipment	(473)	(209)
Net cash used in investing activities	(473)	(209)
Financing Activities
Net borrowings under revolving credit facility	11,000	—
Principal payments on long-term obligations	(2,302)	(2,148)
Payment of deferred financing costs	(1,588)	—
Settlement of loans for purchase of common stock	—	179
Net cash provided by (used in) financing activities	7,110	(1,969)
Effect of exchange rate on cash and cash equivalents	(155)	118
Net increase (decrease) in cash and cash equivalents	7,865	(1,446)
Cash and cash equivalents at beginning of period	18,074	23,753
Cash and cash equivalents at end of period	$25,939	$22,307

The accompanying notes are an integral part of these unaudited consolidated financial statements.

MERISANT WORLDWIDE, INC.
Notes to Unaudited Consolidated Financial Statements
(Dollars In Thousands)

1.              Principles of Consolidation

The consolidated financial statements and notes do not contain certain information included in the annual consolidated financial statements and notes of Merisant Worldwide, Inc. and subsidiaries.  Unless otherwise indicated or unless the context otherwise requires, all references to the “Company” mean Merisant Worldwide, Inc. and its consolidated subsidiaries.  The consolidated balance sheet at December 31, 2006 was derived from the Company’s audited consolidated financial statements, but does not include all disclosures required by generally accepted accounting principles in the United States of America (“GAAP”). The remaining consolidated financial statements are unaudited. In the opinion of management, all normal, recurring adjustments necessary for a fair presentation of such unaudited financial statements have been included therein. For interim reporting purposes, certain marketing and advertising expenses are charged to results of operations as a percentage of sales. Interim results may not be indicative of results for a full year. These unaudited consolidated financial statements and notes should be read in conjunction with the Company’s annual consolidated financial statements.

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

2.                        Segment Information

The Company manufactures and markets primarily low-calorie tabletop sweeteners globally. Therefore, the Company’s reportable segments are organized and managed principally by geographic region:  North America; Europe/Africa/Middle East, referred to as EAME; Latin America; and Asia/Pacific. The Company’s management reviews Operating EBITDA to evaluate segment performance and allocate resources. Operating EBITDA consists of segment earnings before interest expense, income tax expense, depreciation and amortization as well as items such as expenses related to restructuring charges, certain significant charges related to new product development and launch costs, costs related to the transition to a new exclusive distributor in the United States, certain litigation costs and certain other non-cash or excludable charges or losses. Other expense (income), net, as reported in the unaudited consolidated financial statements, is included in Operating EBITDA of the respective reportable segments, except for the portion of other expense (income), net that relates to the foreign currency transaction gains or losses associated with the Company’s euro-denominated debt (see Note 5) and unrealized gains or losses on derivative instruments. Corporate expenses include corporate staff and related amounts. Corporate expenses, interest and other expenses and the provision for income taxes are centrally managed and, accordingly, such items are not presented by segment since they are excluded from the measure of segment performance reviewed by management. The Company launched a new product line in North America in the first quarter of 2006 which management evaluates and manages separately from its other North American operations. As such, this item is also excluded from the measure of segment performance reviewed by management. The Company’s definition of Operating EBITDA is largely driven by similar definitions of Bank EBITDA under its primary credit facilities.  The definition of Bank EBITDA was adjusted in the May 2007 amendment of those facilities and that change will be reflected prospectively in the Company’s computation of Operating EBITDA.  The Company’s assets, which are principally in the United States and Europe, are also managed geographically. A summary of the Company’s results of operations by reportable segment for the three months ended March 31, 2006 and 2007 is as follows:

For the Three Months Ended March 31, 2006

	North America	EAME	Latin America	Asia/ Pacific	Consolidated
Total net sales for reportable segments	$29,892	$28,797	$6,415	$4,545	$69,649
Plus: Net sales related to new product launch					18
Total consolidated net sales					$69,667

Operating EBITDA	$10,585	$9,365	$1,124	$1,526	$22,600
Less (plus):
Corporate expenses					7,451
Restructuring expense					2,291
Depreciation expense					2,204
Amortization expense					5,554
Currency loss on euro debt					583
Realized gain on derivative instruments					(694)
Loss on liquidation or sale of subsidiary					144
Loss related to new product launch					540
Transition costs to new distributor in the United States					592
Other non-cash expense					4
Other expense, net					(209)
Income from operations					4,140
Interest expense, net					13,786
Other expense, net					209
Loss before income taxes					$(9,855)

For the Three Months Ended March 31, 2007

	North America	EAME	Latin America	Asia/ Pacific	Consolidated
Total net sales for reportable segments	$28,937	$26,576	$5,297	$8,528	$69,338
Plus: Net sales related to new product launch					(25)
Total consolidated net sales					$69,313

Operating EBITDA	$10,282	$6,977	$1,094	$4,091	$22,444
Less (plus):
Corporate expenses					9,312
Restructuring expense					560
Depreciation expense					1,558
Amortization expense					5,727
Currency loss on euro debt					301
Other non-cash expense					24
Other expense, net					(139)
Income from operations					5,101
Interest expense, net					15,188
Other expense, net					139
Loss before income taxes					$(10,226)

3.                        Restructuring Expenses

During the three months ended March 31, 2007, the Company continued to evaluate opportunities to increase efficiency and reduce costs. This review resulted in the continuation of workforce reductions and planned changes in the Company’s global business model. These actions are designed to improve both financial results and the long-term value of the business. Restructuring expenses for workforce reductions of $2,291 and $560 were recorded for the three months ended March 31, 2006 and March 31, 2007, respectively. The 2007 charges principally related to planned termination costs for employees, including charges related to 13 additional personnel that were notified of their termination during the three months ended March 31, 2007 and to continuing provisions for previously notified employees being recorded over their stay periods. Severance payments and benefits are scheduled to be made over the next nine months.

Reconciliation of the restructuring liability at March 31, 2007 is as follows:

Restructuring liability at December 31, 2006	$444
Restructuring expenses for the three months ended March 31, 2007	560
Cash payments for the three months ended March 31, 2007	(636)
Restructuring liability at March 31, 2007	$368

The restructuring liability at December 31, 2006 and March 31, 2007 is included in the line item “Accrued expenses and other liabilities” in the accompanying consolidated balance sheets.

The following table represents restructuring expenses included in each segment and corporate expenses for the three months ended March 31, 2006 and 2007:

	Three Months Ended March 31,
	2006	2007
North America	$64	$—
EAME	1,233	118
Latin America	588	64
Asia/Pacific	452	218
Corporate	(46)	160
Total	$2,291	$560

4.              Inventories

Inventories consisted of the following at December 31, 2006 and March 31, 2007:

	December 31, 2006	March 31, 2007
Raw materials and supplies	$7,309	$5,369
Work in process	592	621
Finished goods	6,869	8,700
Inventory obsolescence reserves	(978)	(1,099)
Total	$13,792	$13,591

5.              Debt

The Company is highly leveraged. At March 31, 2007, the Company and its subsidiaries, including Merisant Company (“Merisant”), had $547,404 of long-term debt outstanding, consisting of $113,062 aggregate principal amount of the Company’s 12¼% senior subordinated discount notes due 2014, $225,000 aggregate principal amount of Merisant’s 9½% senior subordinated notes due 2013 (the “Notes”), $124,342 aggregate principal amount outstanding under Merisant’s senior credit agreement (the “Senior Credit Agreement”) and $85,000 aggregate principal amount outstanding under Merisant’s second lien credit agreement (the “Second Lien Credit Agreement”), excluding capital lease obligations of $89 and unused commitments on the revolving portion of the Senior Credit Agreement of $28,327.

At March 31, 2007, borrowings under the Senior Credit Agreement included $18,522 (“Term A”) aggregate principal amount of term loans bearing annual interest of 7.03% and $105,820 (“Term B”) aggregate principal amount of term loans bearing annual interest of 8.61%. The Term A loans are euro-denominated and are translated into U.S. dollars at the spot rate as of March 31, 2007.

At March 31, 2007, borrowings under the Second Lien Credit Agreement included $85,000 aggregate principal amount of term loans bearing annual interest of 13.87%.

Merisant paid interest on borrowings under the Senior Credit Agreement, the Second Lien Credit Agreement and on the Notes totaling $16,176 and $16,496 for the three months ended March 31, 2006 and 2007, respectively.

On March 29, 2006, the lenders holding a majority of the aggregate principal amount of outstanding loans and revolver commitments under the Senior Credit Agreement agreed to amend the terms of the Senior Credit Agreement (the “Fourth Amendment”) and waived a technical default related to the use of proceeds from the repayment of the inter-company loan between Merisant and its Swiss subsidiary. Among other things, the Fourth Amendment amended the financial covenants as of December 31, 2005, adjusted the financial covenants through the maturity date of loans outstanding under the Senior Credit Agreement, incorporated new financial covenants, adjusted the interest rate on borrowings under the Senior Credit Agreement, amended the definition of Bank EBITDA to provide additional “add backs” related to the Merisant’s restructuring and new product development efforts, and amended certain other covenants. The Fourth Amendment also required Merisant to refinance a portion of the loans outstanding with the proceeds of a borrowing secured by a second lien on all of the assets securing Merisant’s obligations under the Senior Credit Agreement or, in the alternative, refinance the Senior Credit Agreement in its entirety by January 2, 2007. The Fourth Amendment increased the interest rates of all term loans and revolver loans under the Senior Credit Agreement to euro-LIBOR or LIBOR plus 425 basis points commencing on the date of the Fourth Amendment.

On June 23, 2006, Merisant entered into the Second Lien Credit Agreement.  The Second Lien Credit Agreement consisted of an aggregate of $85,000 principal amount of term loans, the net proceeds of which were used to prepay $9,540 of euro-denominated Term A loans, prepay $53,320 of Term B loans and to repay $15,000 of revolving loans, in each case, outstanding under the Senior Credit Agreement.  The maturity date of the term loans outstanding under the Second Lien Credit Agreement is June 11, 2010. The Second Lien Credit Agreement satisfied Merisant’s refinancing obligation under the Fourth Amendment and the interest rate on loans under the Senior Credit Agreement reverted to euro-LIBOR or LIBOR plus 325 basis points upon the completion of the Second Lien Credit Agreement.  In conjunction with the Second Lien Credit Agreement, Merisant incurred fees of approximately $7,451, of which $4,151 are being amortized over the term of the loan and $3,300 were recorded as transaction fees.  Depending on the type of borrowing by Merisant, the applicable interest rate under the Second Lien Credit Agreement is calculated as a per annum rate equal to (a) LIBOR plus 850 basis points or (b) (i) the greater of (x) the prime rate or (y) the federal funds effective rate plus 0.5% plus (ii) 750 basis points.

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

The Senior Credit Agreement and the Second Lien Credit Agreement contain covenants, including financial covenants that must be met on a quarterly basis. “Bank EBITDA” is the measure by which the financial covenants contained in the Senior Credit Agreement and the Second Lien Credit Agreement are measured. However, Bank EBITDA is not a measure of liquidity under GAAP. Accordingly, while providing useful information with respect to an assessment of liquidity as measured in accordance with the covenants in Merisant’s primary debt obligations, this measure should not be considered in isolation from, or as a substitute for, consolidated statement of cash flow data prepared in accordance with GAAP as an indication of liquidity. In addition, the Bank EBITDA measure presented may differ from, and may not be comparable to, similarly titled measures used by other companies. Merisant was in compliance with its covenants under the Senior Credit Agreement, as amended, and the Second Lien Credit Agreement as of March 31, 2007.

On May 9, 2007, the Company, Merisant and certain of Merisant’s subsidiaries entered into an amended and restated senior secured credit agreement (the “Amended and Restated Credit Agreement”), which, among other things, increased by $85,000 the principal amount of Term B loans that may be borrowed by Merisant under the facility.  Upon closing, Merisant borrowed the full $85,000 of additional Term B loans available under the Amended and Restated Credit Agreement and used the proceeds plus cash on hand to prepay all principal of, and premium and interest on, all loans outstanding under the Second Lien Credit Agreement, or $88,988.  Merisant also paid $2,397 in fees and expenses, excluding fees for its legal counsel. The Second Lien Credit Agreement was terminated as a result of the transaction and there was no increase in Merisant’s long term debt as a result of this transaction.  In addition to the incurrence of fees, this transaction will also result in a write-off of existing deferred financing fees relating to the extinguishment of previously outstanding debt.

Upon closing of the above transaction and execution of the related amendment, the interest rate on all term loans and revolving loans outstanding under the Amended and Restated Credit Agreement increased from euro-LIBOR and LIBOR plus 325 basis points per annum to euro-LIBOR and LIBOR plus 350 basis points per annum.  As a result of the termination of the Second Lien Credit Facility, Merisant’s effective interest rate on variable interest rate debt decreased from 10.63% per annum prior to the closing of this transaction to 8.73% per annum subsequent to this transaction.

The Amended and Restated Credit Agreement preserves prior amendments, amends future financial covenant  ratios and levels and contains a number of additional amendments, including to the definition of Bank EBITDA, that give the Company more flexibility to operate its business and de-leverage its balance sheet.

6.              Transactions with Related Parties

Merisant has a deferred compensation payable to Arnold Donald, its former Chairman and a current director, and a note receivable in the same amount from Mr. Donald. The Company recorded $55 and $43 of interest income on the note receivable for the three months ended March 31, 2006 and 2007, respectively, and an equal amount of interest expense in the respective periods.

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

Merisant is party to an agreement with Brand Architecture International (“Brand Architecture”) pursuant to which Brand Architecture has agreed to provide consulting services relating to the development of brand architecture for Merisant’s brands. As compensation, Merisant paid approximately $407 and $76 to Brand Architecture for the three months ended March 31, 2006 and 2007, respectively, including the reimbursement to Brand Architecture for expenses relating to its work. Adam Stagliano, a member of the Company’s board of directors, is a founding director and the President and Chief Strategic Officer of Brand Architecture.

On March 28, 2006, Merisant acquired from Pegasus Partners II, L.P., which controls the principal stockholder of the Company, all of the issued and outstanding limited liability interests of Whole Earth Sweetener Company LLC for $1. At the time of the acquisition, the only assets of Whole Earth Sweetener Company LLC were trademark applications for the Sweet Simplicity® trademark.

7.              Commitments and Contingencies

The Company anticipates that its cash balance at June 30, 2007 will be 100% to 140% greater than its cash balance at March 31, 2007 as a result of a one-time cash payment to be received pursuant to an agreement with a third party. The actual amount of cash and cash equivalents will vary depending on a number of factors, including the use of cash in operating and financing activities and the results of operations for the three-month period then ended.

The Company has an investment in an affiliate located in the Philippines that is accounted for using the equity method. The affiliate, a 50/50 joint venture, distributes sugar substitute sweeteners for the international consumer food markets, primarily under the Equal® brand. In addition to its investment in the joint venture, the Company is committed to a

50% share in any new borrowings of the joint venture. As of December 31, 2006 and March 31, 2007, there were no additional joint venture borrowings.

Merisant Europe B.V.B.A., the Company’s Belgium subsidiary, entered into a co-branding agreement with Galleria Srl, a company through which the Italian designer Elio Fiorucci operates. Under this co-branding arrangement, Merisant Europe produced a line of Canderel® tablet dispensers that featured designs and trademarks from Mr. Fiorucci’s “Love Therapy by Elio Fiorucci” collection. The co-branding arrangement contains a representation and warranty that Galleria owns all rights in the name “Love Therapy by Elio Fiorucci” and associated designs and further provides that Galleria will indemnify and hold Merisant Europe and its affiliates harmless against damages resulting from or related to their use of the name and designs pursuant to the agreement. Beginning in 2005, Merisant Europe sold tablet dispensers with the “Love Therapy by Elio Fiorucci” designs in Italy. Edwin & Co. Ltd. has claimed that it owns all rights in Mr. Fiorucci’s name and in the designs used by the Company and has filed suit against Merisant Europe in Milan, Italy. On or about March 17, 2006, the court in Milan enjoined Merisant Europe from producing or selling the tablet dispensers after the date of the court order. The Company no longer produces the dispensers and stopped selling dispensers to its distributor in Italy. Merisant Europe has filed an appeal and will vigorously oppose the court’s order. Merisant Europe will also enforce its indemnification rights under its co-branding arrangement with Galleria Srl.

In October 2004, the Company requested that the National Advertising Division of the Council of Better Business Bureaus, referred to as the NAD, review advertising and other claims made by McNeil in connection with its Splenda® brand sweetener. The Company believed and continues to believe McNeil’s Splenda® advertising to be false and misleading. Despite McNeil’s previous use of the NAD for such disputes and the NAD’s industry-wide, self-regulatory nature, McNeil refused to allow their advertising claims to be judged by the advertising experts at the NAD and instead sought to have the issue considered in the United States District Court for the District of Puerto Rico. Under NAD rules, McNeil’s filing in Puerto Rico precluded the NAD from reviewing the matter further. In order to have McNeil’s advertising addressed by a jury and court in the continental United States familiar with McNeil’s claims, on November 26, 2004, the Company filed a federal and state false advertising complaint against McNeil in the United States District Court for the Eastern District of Pennsylvania. That suit continues today and seeks to have McNeil’s Splenda® advertising campaign stopped and significant damages recovered.  On March 2, 2007, the U.S. District Court denied the following three motions made by McNeil: that the Company’s case against them should be dismissed for failure to bring the lawsuit sooner; that McNeil’s “made from sugar” and “taste like sugar” claims are not impliedly false as a matter of law; and that the Company should not be permitted to seek disgorgement of all of McNeil’s profit from falsely advertising Splenda® in the United States, an amount the Company asserts is at least $183,000.  The court also ruled that McNeil may not assert an “unclean hands” defense purporting to argue that the Company engaged in similar activity.  The trial commenced on April 9, 2007 before a Philadelphia jury and the parties entered into a confidential settlement agreement on May 11, 2007.

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

8.        Income Taxes

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109 (“FIN 48”), that clarifies the accounting and recognition for income tax positions taken or expected to be taken in the Company’s tax returns. The Company adopted FIN 48 on January 1, 2007, and recorded the cumulative effect of a change in accounting principle by recording a decrease in the liability for uncertain tax positions of $5,757, that was accounted for as a credit to opening retained earnings. At January 1, 2007, the total liability for uncertain tax positions recorded in the Company’s balance sheet in non-current Other Liabilities was $2,145. The entire amount of this consolidated worldwide liability for uncertain tax positions would affect the Company’s effective tax rate upon favorable resolution of the uncertain tax positions. There were no significant changes to this amount during the first quarter of 2007. Absent new experience in defending these uncertain tax positions in the various jurisdictions to which they relate, the Company cannot currently estimate a range of possible change of the March 31, 2007 liability over the next twelve months.

The Company files a consolidated U.S. income tax return and tax returns in various state and local jurisdictions. The Company’s subsidiaries also file tax returns in various foreign jurisdictions. In addition to the U.S., the Company’s major taxing jurisdictions include Switzerland, France, the United Kingdom, Belgium, Australia, Argentina and

Mexico. In the U.S., all tax years from inception in 2000 through the present are open.  The Company’s Switzerland subsidiary operates under a tax holiday, resulting in no uncertain tax positions for that entity for any tax year.  Local audits of the tax returns for the Company’s France subsidiary have been completed through 2004.  In the United Kingdom, the Company assumes that tax years through 2004 are closed due to local practice.  In Belgium and Australia, tax years through 2003 and 2001, respectively, are closed due to the local statute of limitations.  In Argentina and Mexico only the year of inception, 2000, is considered a closed tax year due to the local statute of limitations.

Interest and penalties related to tax positions taken in the Company’s tax returns are recorded in income tax expense in the consolidated statements of operations. At January 1, 2007, the combined amount of accrued interest and penalties related to tax positions taken on the Company’s tax returns and recorded in non-current Other Liabilities was $429. There was no significant change to this amount during the first quarter of 2007.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our unaudited consolidated financial statements and accompanying notes included elsewhere in this document. Our discussion of results by reportable segment should be read in conjunction with Note 2 to the  unaudited consolidated financial statements included elsewhere in this document, which illustrates the reconciliation of Operating EBITDA to loss before income taxes. Unless otherwise indicated or unless the context requires otherwise, all references in this discussion to “us”, “our” or “our company” mean Merisant Worldwide, Inc. and its consolidated subsidiaries and all references to “Merisant” mean Merisant Company and its consolidated subsidiaries..

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

Our worldwide headquarters is located in Chicago, Illinois, and we have principal regional offices in Mexico City, Mexico, Neuchâtel, Switzerland, Paris, France and Singapore.  We own and operate manufacturing facilities in Manteno, Illinois and Zarate, Argentina and own processing lines that are operated exclusively for us at plants located in Bergisch and Stendal, Germany.  As of May 15, 2007, we had twenty-three direct and indirect subsidiaries, including our wholly owned subsidiary, Merisant, three other subsidiaries in the United States, eight subsidiaries in Europe, six subsidiaries in Mexico, Central America and South America, and five subsidiaries in the Asia Pacific region, including Australia and India.  In addition, our Swiss subsidiary holds a 50% interest in a joint venture in the Philippines.

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

•                  Pursue product innovation to bring new aspartame sweetened products and brand extensions to the market.  We launched several new products in 2006 and have additional products in the development pipeline.

•                  Develop and test products that have the potential to transform our company’s brand portfolio. We have developed an all-natural, zero-calorie sweetener that is being marketed under the Sweet Simplicity® brand for our subsidiary, Whole Earth Sweetener Company LLC. Currently, this innovative product has achieved national distribution at 137 Wild Oats or affiliated stores, approximately 80 Whole Foods stores (of their 192 stores in total) and has also been sold into approximately 100 independent organic retail outlets across the United States.

•                  Dedicate significant resources to improving the efficiency of operations by, among other things, implementing supply chain-based programs to streamline manufacturing capabilities and improving the efficiency of certain support services.   We have successfully reduced costs and made our business more efficient, which has significantly contributed to the current stabilization of Bank EBITDA over the past two years.

•                  Offer private label low-calorie sweeteners to retail and food service customers and leverage supply chain expertise globally.

We believe that the development and introduction of new products under our Equal® and Canderel® brands may help to stabilize our core business while innovative, all-natural sweeteners and sweetened food products under our Sweet Simplicity® brand for Whole Earth Sweetener Company present growth opportunities for us. However, we may be constrained in our ability to realize fully the value of these new products as a result of our current capital structure. The successful launch of new products and marketing of our core brands requires capital, and we must use a significant portion of our cash flows from operations to service our outstanding debt. We had an aggregate of $547.4 million of long-term debt outstanding at March 31, 2007, excluding capital lease obligations, and paid $44.3 million in interest costs for the year ended December 31, 2006, $22.0 million of which represented interest payments on Merisant’s 9½% senior subordinated notes due 2013 (the “Notes”). If we cannot generate cash flows from operations significantly in excess of our short-term debt obligations, we may not have the resources required to fully realize the value of our strategic initiatives.  We may engage in discussions from time to time with our lenders and noteholders on ways to optimize our capital structure.

Results of Operations

For each of the periods discussed below, the information set forth under the caption “Consolidated Results” represents an overview of our company’s results of operations on a consolidated basis. Additional detail regarding the results of operations can be found under the caption “Segment Results” for each period discussed below.

Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006

The following table sets forth certain of our company’s financial data for the three month periods ended March 31, 2006 and 2007 (totals may not foot due to rounding).

	Three Months Ended March 31,		Three Months Ended March 31,
	2006	2007	2006	2007	Better/(Worse) than Prior Year
	(in millions)		As% of Net Sales		Dollars	%
Net sales	$69.7	$69.3	100%	100%	$(0.4)	(1)%
Cost of sales	29.0	30.7	42%	44%	(1.7)	(6)%
Gross profit	40.7	38.6	58%	56%	(2.1)	(5)%
Operating expenses:
Marketing and selling expenses	16.9	15.2	24%	22%	1.7	10%
Administration expenses	11.8	11.9	17%	17%	(0.2)	(2)%
Amortization of intangible assets	5.6	5.7	8%	8%	(0.2)	(3)%
Restructuring expenses	2.3	0.6	3%	1%	1.7	76%
Total operating expenses	36.5	33.5	52%	48%	3.0	8%
Income from operations	4.1	5.1	6%	7%	1.0	23%
Other expenses (income):
Interest income	(0.1)	(0.2)	(0)%	(0)%	0.1	39%
Interest expense	13.9	15.4	20%	22%	(1.5)	(10)%
Other expense (income), net	0.2	0.1	0%	0%	0.1	34%
Total other expenses	14.0	15.3	20%	22%	(1.3)	(10)%
Loss before income taxes	(9.9)	(10.2)	(14)%	(15)%	(0.4)	(4)%
Provision for income taxes	0.3	1.8	0%	3%	(1.6)	(630)%
Net loss	$(10.1)	$(12.1)	(15)%	(17)%	$(2.0)	(19)%

Consolidated Results

Net sales. Overall, net sales declined slightly in the first quarter of 2007 compared to the first quarter of 2006.  The decline was related to lower sales in EAME, Latin America and, to a lesser extent, in North America.  In EAME, we experienced our greatest sales declines in the UK as a result of diversion of product into the retail channel and discontinued sales to certain distributors in an effort to stop the diversion.  Lower sales in France, Belgium and Hungary also contributed to the decline in the EAME region.   In Latin America, the sales decrease primarily related to a sales return from our previous distributor in Mexico and a delay in shipping under our new business model in Mexico.  In North America, sales declined due primarily to a shift in retail, drug and food service sales from the first quarter of 2007 to December 2006 due to the scheduling of our annual physical inventory in early January as well as lower pricing and additional promotional activity in the club channel.  These sales declines were partially offset by improved sales in Asia Pacific due to shipments to new distributors in Australia and India to establish beginning inventory levels, approximately $2.2 million in favorable currency translation gains, improved consumer demand in the North America club channel, increased sales in other EAME countries, mainly Portugal and Ireland, and increased contract manufacturing activity.

Cost of sales. Cost of sales increased, despite the slight decline in sales, due to sales increases in lower margin products, such as contract manufacturing, the impact of purchasing product in Euro for sales in countries with weaker currencies and unfavorable raw material purchase prices.  Overall, gross profit as a percentage of net sales declined from 58% for the three months ended March 31, 2006 to 56% for the three months ended March 31, 2007 due to the increases in costs discussed above as well as discounted pricing in the UK and countries converted to distributor models.

Operating expenses. Marketing and selling expenses decreased due to lower brand support in North America, termination costs recorded in the three months ended March 31, 2006 related to the transition to a new distributor in the United States that did not repeat in the same period in 2007 and lower overall marketing and selling administration costs due to savings from restructuring actions. These favorable impacts were partially offset by higher brand support in the EAME region, unfavorable currency impacts and increased commissions relating to the new distributor in the United States.  Administration expenses increased mainly due to higher litigation and consulting costs partially offset by lower performance based incentives.

During the first quarter of 2007, we continued our restructuring initiatives to improve both financial results and the long-term value of the business. As a result of these actions, we recorded restructuring charges for workforce reductions of $0.6 million in the first quarter of 2007 as compared to $2.3 million in the first quarter of 2006. The restructuring charges incurred in the first quarter of 2007 relate primarily to new employee termination costs and are expected to be substantially paid by December 31, 2007. Additional information regarding restructuring charges and the related liability can be found in Note 3 to the unaudited consolidated financial statements located elsewhere in this document.

Interest. Our interest expense increased as a net result of higher interest bearing loans under Merisant’s Second Lien

Credit Agreement and the use of proceeds from the Second Lien Credit Agreement to prepay lower interest bearing loans under Merisant’s Senior Credit Agreement, as well as overall increases in interest rates on variable interest debt instruments. Loans outstanding under the Senior Credit Agreement had a weighted average interest rate of approximately 9.0% per annum prior to the June 2006 closing of the Second Lien Credit Agreement.  Merisant’s borrowings under the Senior Credit Agreement and Second Lien Credit Agreement had a weighted average interest rate of approximately 10.3% per annum upon the closing of the Second Lien Credit Agreement.  In May 2007, Merisant refinanced and therefore terminated the Second Lien Credit Agreement as described below.

Other income/expense, net. Other income/expense, net for the first quarter of 2007 is essentially flat compared to the first quarter of 2006; however, there are significant offsetting variances.  In the first quarter of 2006, a $0.6 million currency loss on the euro-denominated debt and unfavorable balance sheet remeasurement impacts were partially offset by a $0.7 million realized gain on interest rate derivatives that expired in March 2006.  In the first quarter of 2007, we recorded a loss on the euro-denominated debt of $0.3 million in the first quarter of 2007, partially offset by favorable balance sheet remeasurement impacts.

Taxes. For the three months ended March 31, 2007, we recorded a $1.8 million tax provision on a loss before income taxes of $10.2 million. The unusual relationship of our tax provision to the pre-tax loss in the first quarter of 2007 relates to a combination of factors. These factors include increased tax loss carryforwards, primarily generated in the United States, for which we have not recorded a tax benefit, as well as provisions for future tax costs which may be incurred upon the potential repatriation of certain 2007 foreign earnings that are not deemed to be permanently reinvested.  With regard to the deferred income tax assets on the tax loss carryforwards, we determined that we have not satisfied the “more likely than not” test and we increased our total valuation allowance by $5.0 million in the first quarter of 2007 to a total of $85.3 million. We will continue to assess the valuation allowances, and, to the extent we determine that such allowances are no longer required, these deferred income tax assets will be recognized in the future.

Segment Results

The following table presents net sales and Operating EBITDA expressed in millions of dollars for each reportable segment (totals may not foot due to rounding):

	Net Sales				Operating EBITDA (1)
	Three Months Ended March 31,		Better/(Worse) than Prior Year		Three Months Ended March 31,		Better/(Worse) than Prior Year
	2006	2007	$	%	2006	2007	$	%
	(in millions)				(in millions)

North America (2)	$29.9	$28.9	$(1.0)	(3)%	$10.6	$10.3	$(0.3)	(3)%
Operating EBITDA Margin					35%	36%	(0)%
EAME	28.8	26.6	(2.2)	(8)%	9.4	7.0	(2.4)	(26)%
Operating EBITDA Margin					33%	26%	(6)%
Latin America	6.4	5.3	(1.1)	(17)%	1.1	1.1	(0.0)	(3)%
Operating EBITDA Margin					18%	21%	3%
Asia/Pacific	4.5	8.5	4.0	88%	1.5	4.1	2.6	168%
Operating EBITDA Margin					34%	48%	14%

(1)             “Operating EBITDA” as used with respect to our operating segments is a measure upon which we assess the financial performance of these segments. Operating EBITDA excludes interest expense, income tax expense and depreciation and amortization, as well as items such as restructuring expenses, certain significant charges related to new product development and launch costs, certain litigation costs, cost related to the transition to a new exclusive distributor in the United States and certain other non-cash items. Our definition of Operating EBITDA is largely driven by similar definitions of Bank EBITDA under Merisant’s primary credit facilities.  That definition changed slightly in the May 2007 amendment of those facilities and that change will be reflected prospectively in our computation of Operating EBITDA. See Note 2 to the unaudited consolidated financial statements for a description of Operating EBITDA and a reconciliation of Operating EBITDA to loss before income taxes. Operating EBITDA margin represents Operating EBITDA as a percentage of net sales.

(2)             North America segment results exclude immaterial sales and $0.5 million of negative Operating EBITDA related to a new product launch which management evaluates separately from this geographical segment for each of the three month periods ended March 31, 2006 and 2007.

North America

Net sales.  In North America, net sales declined due primarily to a shift in retail, drug and food service sales from the first quarter of 2007 to December 2006 due to the scheduling of our annual physical inventory in early January as well as lower pricing and additional promotional activity in the club channel.  These sales declines were partially offset by improved consumer demand in the club channel in response to promotional activities, improved sales in certain areas of the food service channel due to distribution gains and new product offerings and increased contract manufacturing activity.

Operating EBITDA. The slight decrease in Operating EBITDA was primarily related to the margin impact of lower net sales, unfavorable sales mix and higher selling costs associated with the new distributor.  These unfavorable impacts were partially offset by lower overall brand support, termination costs recorded in the three months ended March 31, 2006 related to the transition to a new distributor in the US that did not repeat in the same period in 2007 and lower marketing administration costs due to savings from restructuring actions.  Operating EBITDA margin was stable overall.

EAME

Net sales. In the EAME region, the decline in net sales was driven primarily by the UK, France, Belgium and Hungary.  We experienced our greatest sales declines in the UK as a result of diversion of product into the retail channel and  discontinued sales to certain distributors in an effort to stop the diversion.  A shift in timing of shipments as well as continued softness in consumer demand reduced sales in France.  In Belgium, our distributor carried higher inventories than expected at December 31, 2006, negatively impacting sales in the first quarter of 2007.  In Hungary, lower net sales were due mainly to the shift to a distributor model after the sale of the entity in July 2006 to improve infrastructure costs.  These unfavorable impacts were partially offset by favorable currency translation of approximately $1.8 million and improved sales in several other countries, mainly Portugal and Ireland.  In Portugal, unusually high inventories at December 31, 2005 negatively impacted the first quarter of 2006, resulting in an improvement in the year over year comparison in the first quarter of 2007.

Operating EBITDA.  Operating EBITDA decreased mainly due to lower net sales and higher brand support in France and the UK, partially offset by reduced marketing, selling and general administrative costs due mainly to savings from restructuring actions and changes in business models in several markets.  The decrease in Operating EBITDA margin was primarily due to a decrease in gross margin as a percent of sales, mainly related to changes in sales mix, discounted pricing in the UK and other countries converted to a distributor model and increased pricing for certain raw materials.

Latin America

Net sales.  The sales decrease primarily relates to a sales return from our previous distributor in Mexico and a delay in shipping under our new business model in Mexico.

Operating EBITDA. Operating EBITDA was flat as reductions in brand support and reduced general administrative costs due to savings from restructuring actions were offset by the margin impact of lower sales.    Operating EBITDA margin increased primarily due to higher gross profit percentage and lower administrative expenses as a percentage of sales.

Asia/Pacific

Net sales. Net sales in the Asia/Pacific region increased primarily due to shipments to new distributors in Australia and India to establish beginning inventory levels.

 Operating EBITDA. Operating EBITDA and Operating EBITDA margin increased primarily due to the increased sales coupled with a slightly higher brand support against significantly higher sales.

Corporate Expenses

Corporate expenses increased from $7.5 million in the first quarter of 2006 to $9.3 million in the first quarter of 2007, primarily due to higher litigation costs relating to our lawsuit against McNeil, costs relating to our Sweet Simplicity® line that were excluded from corporate expenses in the first quarter of 2006 and higher consulting and employee related costs partially offset by lower performance based incentives.

Liquidity and Capital Resources

Our liquidity needs are primarily met through internally generated cash flow. As needed, Merisant also borrows money under the revolving credit facility of its Senior Credit Agreement. We may engage in discussions from time to time with our lenders and noteholders on ways to optimize our capital structure.  Our primary uses of cash are cost of sales, operating expenses, debt service and capital expenditures. Foreign subsidiaries generated approximately 59% of consolidated net sales during the year ended December 31, 2006, and we have relied upon the repatriation of cash from our foreign subsidiaries to satisfy many of our domestic cash requirements. Historically, we had received a vast majority of funds from foreign subsidiaries through our Swiss subsidiary in the form of payments pursuant to a promissory note. This promissory note was repaid in full in January 2006. On March 30, 2006, Merisant issued a revolver note to our Swiss subsidiary, which will mature in 2011. Merisant may borrow up to $200 million from our Swiss subsidiary during the term of the revolver note, and we expect to repatriate cash to the United States through borrowings under this revolver note. The balance relating to this revolving note as of March 31, 2007 was $52.5 million, consisting of $50.9 million in outstanding borrowings and $1.6 million of accrued interest.

We had $22.3 million of cash and cash equivalents as of March 31, 2007. We anticipate that our cash balance at June 30, 2007 will be 100% to 140% greater than the cash balance of March 31, 2007 as a result of a one-time cash payment to be received pursuant to an agreement with a third party. The actual amount of cash and cash equivalents at June 30, 2007 will vary depending on a number of factors, including our use of cash in operating and financing activities and our results of operations for the three-month period then ended.

Accounts receivable levels, time to payment and inventory levels impact the amount of internally generated cash flow. The following table shows information with respect to accounts receivable and inventory as of December 31, 2006 and March 31, 2007.  Accounts receivable decreased in the three months ended March 31, 2007 primarily due to higher sales in the fourth quarter of 2006 compared to the first quarter of 2007.  Inventory levels remained relatively stable in the first quarter of 2007 as compared to December 31, 2006.

	December 31, 2006	March 31, 2007

Accounts receivable (in millions)	$68.0	$63.0
Days sales outstanding	83	77
Inventory (in millions)	$13.8	$13.6
Days sales in inventory	40	39

Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006

For the three months ended March 31, 2007, net cash provided by operating activities was $0.6 million compared to $1.4 million for the three months ended March 31, 2006. Operating cash flows decreased $0.8 million versus the three months ended March 31, 2006, due to decreased net income after adjusting for non-cash items of $0.6 million and a decrease in the contribution from working capital of $0.2 million.

Net cash used in investing activities totaled $0.2 million for the three months ended March 31, 2007 compared to $0.5 million for the three months ended March 31, 2006 due to reduced spending on capital expenditures.

For the three months ended March 31, 2007, financing activities used $2.0 million in cash as compared to providing $6.6 million in cash for the three months ended March 31, 2006.  For the three months ended March 31, 2007, we used cash to pay Merisant’s scheduled principal payments under its Senior Credit Agreement.   In the three months ended March 31, 2006, cash was provided from borrowings of $11.0 million under Merisant’s revolving loan facility and we used cash mainly to pay scheduled principal payments under Merisant’s Senior Credit Agreement and to pay fees related to amendments to the Senior Credit Agreement.  Borrowings under Merisant’s revolving loan facility were $0 at both December 31, 2006 and March 31, 2007.

Capital Expenditures

Capital expenditures in 2007 are expected to be in the range of $3.0 million to $5.0 million. We believe that internally generated cash flow, together with borrowing available under Merisant’s Senior Credit Agreement, will be sufficient to fund capital expenditures over the next 12 months.

Corporate Headquarters’ Lease

In April 2007, we entered into a new operating lease for office space in Chicago and terminated our current lease and provided the required one year notice period.  We plan to move our corporate operations to the new space in the first half of 2008.  The new landlord has agreed to pay the current lease termination fee of $0.9 million on our behalf.  The new lease terminates on April 30, 2024.  Current leasehold improvements and other non-transferable assets will be fully depreciated between April 2007 and the estimated date we move into the new facility and moving costs will be expensed as incurred in the first half of 2008.

Financing

On November 12, 2003, we issued $136.0 million stated aggregate principal amount at maturity of our 12¼% senior subordinated discount notes due 2014 (the “Discount Notes”) and on July 11, 2003, Merisant issued $225.0 million principal amount of their Notes and Merisant refinanced its credit facility with the Senior Credit Agreement.  A portion of the proceeds of the Discount Notes, the Notes and the Senior Credit Agreement were used to pay a dividend to our stockholders.

The Discount Notes are unsecured obligations and are subordinated in right of payment to all of our existing and future senior indebtedness.  The Discount Notes had an initial accreted value of principal of $.551 per $1 fully accreted stated principal amount at maturity.  The accreted value of principal of each Discount Note increases from the date of issuance until November 15, 2008 at the rate equal to the interest rate then in effect.  The stated rate of interest for the Discount Notes is 12¼% per annum.  Interest is payable semiannually in arrears on May 15th and November 15th, commencing on May 15, 2009.  The Discount Notes mature on May 15, 2014.

The Notes are unsecured obligations and are subordinated in right of payment to all existing and future senior indebtedness of Merisant. The Notes mature on July 15, 2013. The stated rate of interest for the Notes is 9½% per annum. Interest is payable semiannually in arrears on January 15th and July 15th, commencing on January 15, 2004.

The Senior Credit Agreement, as of March 31, 2007, provides for aggregate commitments of up to $310.0 million, consisting of a revolving loan facility of $35.0 million, of which a portion is available at Merisant’s option in euro or dollars or in the form of letters of credit denominated in dollars or euro, as well as term loan facilities of $275.0 million, consisting of a Euro Term Loan A of $50.0 million, and a Term Loan B of $225.0 million, denominated in dollars. The Euro Term Loan A and the revolving loan facility have a maturity of five and one-half years while the Term Loan B has a maturity of six and one-half years. The Senior Credit Agreement is guaranteed by our company and each of Merisant’s domestic subsidiaries. The Senior Credit Agreement and the guarantees of the guarantors are secured by a first-priority security interest in substantially all of Merisant’s assets and the assets of the guarantors.

Merisant has sought and obtained amendments to the Senior Credit Agreement from time to time. Merisant faced a possible immediate default under the Senior Credit Agreement in the first quarter of 2006 as a result of continued declines in Bank EBITDA.  Merisant successfully completed an amendment to the Senior Credit Agreement on March 29, 2006, which amended the financial covenants as of December 31, 2005, adjusted the financial covenants through the maturity date of loans outstanding under the Senior Credit Agreement, incorporated new financial covenants, adjusted the interest rate on borrowings under the Senior Credit Agreement, amended the definition of Bank EBITDA to provide additional “add backs” related to restructuring and new product development efforts, and amended certain other covenants (the “Fourth Amendment”).  The Fourth Amendment also required Merisant to raise approximately $85.0 million of new borrowings under the Senior Credit Agreement before January 2, 2007, including pursuant to the Second Lien Credit Agreement which is secured by a second lien on all of the assets that secure loans outstanding under the Senior Credit Agreement.  Merisant consummated the Second Lien Credit Agreement on June 23, 2006.  The Second Lien Credit Agreement provides for an $85.0 million term loan facility, which was drawn in a single draw at closing. The maturity date of the term loan was scheduled for June 11, 2010.

Concurrent with the closing of the Second Lien Credit Agreement, Merisant completed another amendment to the Senior Credit Agreement (the “Fifth Amendment”).  The Fifth Amendment amended the Senior Credit Agreement to accommodate the Second Lien Credit Agreement and to effect certain other amendments that were intended to facilitate a de-leveraging of our capital structure.  The amendments include exceptions to the restrictive covenants to permit, subject to certain limitations and subject to the restrictions contained in the indentures governing the Notes and the Discount Notes:

•                                        the issuance of certain preferred stock;

•                                        the issuance of up to an aggregate of $100.0 million of payment-in-kind (“PIK”) notes and additional secured indebtedness;

•                                        additional restricted payments up to $10.0 million each fiscal year;

•                                        the exchange by our company or Merisant of capital stock of Merisant Worldwide, PIK notes or additional secured PIK indebtedness for the Discount Notes or the Notes or the repurchase of the Notes or Discount Notes with the net cash proceeds from the issuance of such capital stock, PIK notes or additionalsecured PIK indebtedness so long as the Notes and the Discount Notes are cancelled in connection with any such transaction; and

•                                        the acquisition by our company or Merisant of the Notes or Discount Notes in transactions permitted under the restricted payment covenant.

In addition, the beneficial owners of the Notes and the Discount Notes may acquire our common stock without triggering a change of control event of default so long as our original investors continue to control of record and beneficially, directly or indirectly, at least 51% of our outstanding common stock.

Depending on the type of borrowing, the applicable interest rate under the Second Lien Credit Agreement was calculated as a per annum rate equal to (a) LIBOR plus 850 basis points or (b) (i) the greater of (x) the prime rate or (y) the federal funds effective rate plus 0.5% plus (ii) 750 basis points.  As of March 31, 2007, there were $85.0 million in term loans outstanding under the Second Lien Credit Agreement at an interest rate of 13.87%.

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

As of March 31, 2007, unamortized deferred financing cost related to entering into the Senior Credit Agreement, the issuance of the Notes in July 2003, the issuance of the Discount Notes in November 2003, the 2005 registered exchange offers with respect to the Notes and the Discount Notes, the execution of any subsequent amendments to the Senior Credit Agreement and entering into the Second Lien Credit Agreement was approximately $14.9 million and is being amortized in accordance with the terms of the respective debt instruments.

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

As noted above, the Senior Credit Agreement and the Second Lien Credit Agreement contain financial covenants that require Merisant to maintain certain ratios. These ratios are measured on the basis of Bank EBITDA for the four fiscal quarters ending at least 45 days prior to the payment date.  Bank EBITDA is discussed here because it is the measure upon which the covenants contained in the Senior Credit Agreement are measured.  However, Bank EBITDA is not a measure of liquidity under GAAP. Accordingly, while providing useful information with respect to assessing compliance with covenants under Merisant’s primary debt obligations, this measure should not be considered in isolation from, or as a substitute for, consolidated statement of cash flow data prepared in accordance with GAAP as an indication of liquidity. In addition, the Bank EBITDA measure presented may differ from, and may not be comparable to, similarly titled measures used by other companies.

Bank EBITDA as defined under the Senior Credit Agreement and the Second Lien Credit Agreement as of March 31, 2007 excludes interest expense, income tax expense, depreciation and amortization as well as the certain other expenses and non-cash items, including:

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

•                                          any extraordinary or non-recurring cash losses or expenses arising from restructuring not to exceed in the aggregate  (A) if such period ends prior to January 1, 2006, $14,600,000, or (B) if such period begins on or after January 1, 2006, (x) $11,000,000 with respect to any such non-recurring cash losses or expenses arising from the implementation of Merisant’s plan known as “Project Arrow” and related restructuring, (y) $4,000,000 with respect to any such non-recurring cash losses or expenses arising from the transition from Heinz to ACH as Merisant’s exclusive distributor in the United States; and (z) any cash expenses incurred in connection with (i) any waiver of a default or event of default and any amendment to the Senior Credit Agreement including the fees and expenses of any attorneys and financial advisers retained by the administrative agent pursuant thereto with respect to any such waiver or amendment and (ii) the negotiation, execution and closing of the Second Lien Credit Agreement and any waiver of a default or event of default and any amendment to the Second Lien Credit Agreement including the fees and expenses of any attorneys and financial advisers retained by the administrative agent with respect to any such waiver or amendment; and

•                                          expenses incurred by Merisant or any subsidiary prior to January 1, 2007 in connection with the development and commercialization of the all-natural, zero-calorie sweetener to be marketed under the Sweet Simplicity® trademark, in an amount not to exceed in the aggregate $3,000,000.

Bank EBITDA for the three months ended March 31, 2007 under the Senior Credit Agreement and the Second Lien Credit Agreement was $13.2 million.  Merisant was in compliance with the covenants under the Senior Credit Agreement, as amended, and the Second Lien Credit Agreement at March 31, 2007.

The following table illustrates the reconciliation of Bank EBITDA to cash flow from operating activities, which management believes is the most nearly equivalent GAAP measure:

Three Months Ended March 31, 2007
(in millions)
Net cash provided by operating activities	$0.6
Provision for income taxes, net of deferred income tax provision	0.6
Interest expense, net of non-cash interest expense	10.9
Restructuring expenses (a)	0.6
Other non cash items	0.1
Equity in (income) loss of affiliates	0.0
Net change in operating assets and liabilities	0.4
Bank EBITDA	$13.2

(a)                                  The charges principally relate to planned employee termination costs that have been announced in the period presented.  The restructuring liability as of the end of each period is included in Accrued expenses and other liabilities in the consolidated balance sheets.

New Financing

On May 9, 2007, Merisant amended and restated its Senior Credit Agreement (the “Amended and Restated Credit Agreement”), which, among other things, increased by $85.0 million the principal amount of Tranche B Term Loans that could be borrowed by Merisant under the facility.  Upon closing, Merisant borrowed the full $85.0 million of additional Tranche B Term Loans and used the proceeds plus cash on hand to prepay all principal of, and premium and interest on, all loans outstanding under the Second Lien Credit Agreement, or $89.0 million.  Merisant also paid $2.4 million in fees and expenses, excluding fees for our legal counsel. The Second Lien Credit Agreement has been terminated as a result of the transaction and there was no increase in our long term debt as a result of this transaction.  In addition to the incurrence of fees, this transaction will also result in a write-off of existing deferred financing fees relating to the extinguishment of previously outstanding debt.

Upon closing of the above transaction and execution of the related amendment, the interest rate on all term loans and revolving loans outstanding under the Amended and Restated Credit Agreement increased from euro-LIBOR and LIBOR plus 325 basis points per annum to euro-LIBOR and LIBOR plus 350 basis points per annum.  As a result of the termination of the Second Lien Credit Facility, Merisant’s effective interest rate on variable interest rate debt decreased from 10.63% per annum prior to the closing of this transaction to 8.73% per annum subsequent to this transaction.

Amendments to Existing Financial Covenants.  The Amended and Restated Credit Agreement revised the ratio levels for the Consolidated Leverage Ratio, Consolidated Interest Coverage Ratio and Consolidated First Lien Leverage Ratio (as defined in the Amended and Restated Credit Agreement) and eliminated the Consolidated Fixed Charge Ratio and Consolidated Senior Leverage Ratio.

Consolidated Leverage Ratio.  The Consolidated Leverage Ratio as of the last day of any period of four consecutive fiscal quarters will not exceed the ratio set forth below opposite such fiscal quarter:

Quarter-End Date	Consolidated Leverage
June 30, 2007	8.00x
September 30, 2007	8.00x
December 31, 2007	8.00x
March 31, 2008	8.00x
June 30, 2008	8.00x
September 30, 2008	8.00x
December 31, 2008	7.95x
March 31, 2009 and thereafter	7.85x

Consolidated Interest Coverage Ratio.  The Consolidated Interest Coverage Ratio as of the last day of any period of four consecutive fiscal quarters will not be less than the ratio set forth below opposite such fiscal quarter:

Quarter-End Date	Consolidated Leverage
June 30, 2007	1.25x
September 30, 2007	1.25x
December 31, 2007	1.30x
March 31, 2008	1.30x
June 30, 2008	1.35x
September 30, 2008	1.35x
December 31, 2008	1.35x
March 31, 2009 and thereafter	1.35x

Consolidated First Lien Leverage Ratio.  The Consolidated First Lien Leverage Ratio as of the last day of any period of four consecutive fiscal quarters will not exceed the ratio set forth below opposite such fiscal quarter:

Quarter-End Date	Consolidated Leverage
June 30, 2007	3.80x
September 30, 2007	3.80x
December 31, 2007	3.80x
March 31, 2008	3.80x
June 30, 2008	3.80x
September 30, 2008	3.75x
December 31, 2008	3.70x
March 31, 2009 and thereafter	3.50x

Other Amendments.  The Amended and Restated Credit Agreement preserves prior amendments to the Senior Credit Agreement and contains a number of additional amendments that may give us more flexibility to operate our business and to de-leverage our balance sheet.  These amendments include:

•                                          Merisant and its subsidiaries will be permitted to license its intellectual property in the ordinary course of business;

•                                          the definition of Bank EBITDA has been revised to a) expand the definition of income tax expense to include any expense associated with a gross receipts tax and b) to include the following additional amounts that may be added back: (i) up to $4.0 million for expenses incurred between January 1, 2007 and December 31, 2007 in connection with litigation against McNeil and McNeil-PPC, Inc. and (ii) up to $15.0 million in expenses incurred prior to January 1, 2009 in connection with the development and commercialization of an all-natural, zero calorie sweetener to be marketed under the Sweet Simplicity® trademark;

•                                          our company and Merisant will be permitted to merge or consolidate if, among other things, the consolidated coverage ratio (as defined and calculated in accordance with the indentures governing the Discount Notes and the Notes) exceeds 2.0 to 1.0 after giving effect to the transaction;

•                                          twice during any rolling four-quarter period, we may issue common stock and contribute the proceeds to Merisant, and the amount of such capital contribution will be added to Bank EBITDA solely for the purpose of meeting the applicable financial maintenance covenants for the relevant period;

•                                          Merisant or any of its subsidiaries will be permitted to form a joint venture that is not a subsidiary and contribute intellectual property necessary for the manufacture, distribution and marketing of all-natural, zero or low calorie sweeteners or sweetened food products to be marketed under the Sweet Simplicity® trademark, and Merisant will be permitted to make other investments subject to certain limitations;

•                                          Merisant will be permitted to invest the lesser of the net amount of any cash recovery received as a result of the litigation against McNeil and McNeil-PPC, Inc. and $30.0 million in connection with the acquisition of the assets comprising all or substantially all of an operating unit of a business or a business or substantially all of the common stock of an entity;

•                                          any subsidiary of Merisant may incur up to $25.0 million of non-recourse indebtedness in connection with the development and commercialization of an all-natural, zero-calorie sweetener, and such indebtedness may be secured by a first priority lien on the assets of such subsidiary provided that such liens are evidenced and secured by documentation that is reasonably satisfactory to the requisite lenders under the Amended and Restated Credit Agreement;

•                                          our company or Merisant may incur up to an additional $85.0 million of senior secured indebtedness that may be in the form of cash interest paying loans or pay-in-kind notes in each case secured by junior priority liens on the assets that secure the loans outstanding under the Amended and Restated Credit Agreement pursuant to documentation satisfactory to the requisite lenders under the Amended and Restated Credit Agreement and such indebtedness is incurred in exchange for, or in respect of the refinancing, refunding, repayment, satisfaction or defeasance of the Discount Notes and the Notes;

•                                          our company or Merisant may issue pay-in-kind notes that may be secured only by junior priority pledge of the shares of Merisant’s common stock pursuant to documentation satisfactory to the requisite lenders under the Amended and Restated Credit Agreement;

•                                          up to $25.5 million of the net proceeds from the issuance of our common stock will not be subject to the mandatory prepayment obligations;

•                                          Merisant will be permitted to dividend or make loans in an aggregate up to $750,000 per year to our company for the purpose of paying taxes and administrative expenses; and

•                                          Merisant may, by written notice delivered to the administrative agent from time to time, identify entities to which loans may not be transferred.

Bank EBITDA, as defined by the Amended and Restated Credit Agreement, allows for the exclusion of costs related to the litigation with McNeil and costs related to the development and commercialization of a product marketed under the Sweet Simplicity® trademark retroactive to January 1, 2007.  The following table reconciles Bank EBITDA for the three months ended March 31, 2007 as defined under the Senior Credit Agreement to Bank EBITDA for such period as defined under the Amended and Restated Credit Agreement (in millions):

Bank EBITDA
As defined by the Senior Credit Agreement	$13.2
Litigation costs excludable under the Amended and Restated Credit Agreement	2.3
Sweet Simplicity® costs excludable under the Amended and Restated Credit Agreement	0.5
As defined by the Amended and Restated Credit Agreement	$16.0

The foregoing summary of the Amended and Restated Credit Agreement should be read in conjunction with, and is qualified in its entirety by, the copy of the Amended and Restated Credit Agreement and the Amended and Restated Security Agreement which have been filed as exhibits to this Quarterly Report on Form 10-Q.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Foreign Operations

With approximately 59% of consolidated total net sales generated by subsidiaries outside of the United States in both of the three months ended March 31, 2006 and March 31, 2007, our ability to obtain funds necessary to meet our domestic obligations is subject to applicable laws, foreign taxes and intercompany pricing laws, including those relating to the flow of funds between our foreign affiliates pursuant to, for example, purchase agreements, licensing agreements or other arrangements.  Historically, we received a vast majority of funds from foreign affiliates through our Swiss subsidiary in the form of payments pursuant to a promissory note.  The note was repaid in full in January 2006. On March 30, 2006, we issued a revolver note to our Swiss subsidiary, which will mature in 2011. We may borrow up to $200 million from our Swiss subsidiary during the term of the revolver note.  We are repatriating cash to the United States through borrowings under this revolver note, which total $52.5 million, including $1.6 million of interest, as of March 31, 2007. Regulators in the United States and other foreign countries where we operate may closely monitor our corporate structure and how it effects intercompany fund transfers.

In addition, as of March 31, 2007, foreign affiliates comprised approximately 46% of our consolidated total assets.  Accordingly, we have experienced and will continue to be exposed to foreign exchange risk.

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

A significant portion of our debt bears interest at a fixed rate.  Interest rate exposure results from Merisant’s floating rate borrowings. For the three months ended March 31, 2007, a 1.0% per annum increase or decrease in interest rates would have resulted in an increase or decrease in cash interest costs for Merisant’s variable rate term loans of approximately $0.5 million.

In the normal course of business, we identify risks relating to foreign currency exchange rates and interest rates and mitigate their financial impact through corporate policies and, at times, through the use of derivative financial instruments.  We use derivatives only where there is an underlying exposure and do not use them for trading or speculative purposes. The counter parties to the hedging activities would be highly rated financial institutions. We did not have any foreign currency forward exchange contracts or interest rate derivatives outstanding at March 31, 2007.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation, under the supervision of the Chief Executive Officer and Interim Chief Financial Officer, of the effectiveness as of December 31, 2006 of our disclosure controls and procedures (as defined in Exchange Act Rule 15d-15(e)). Based on this evaluation, the Chief Executive Officer and Interim Chief Financial Officer had concluded that, as of December 31, 2006, our disclosure controls and procedures needed improvement and were not effective to provide reasonable assurance that information required to be disclosed by us in reports that we file with the SEC or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. In making this conclusion, the Chief Executive Officer and Interim Chief Financial Officer considered the previously disclosed material weaknesses in our internal controls over financial reporting and the status of the corrective actions to remedy those material weaknesses. Although the Chief Executive Officer and the Interim Chief Financial Officer noted certain incremental improvements during the year ended December 31, 2006, we had not formally documented and tested all of our potentially remediated controls to affirmatively conclude that such controls were operating effectively. In our reevaluation of our disclosure controls and procedures as of March 31, 2007, the Chief Executive Officer and the Chief Financial Officer noted that our company had formally documented and tested all of our potentially remediated controls and affirmatively concluded that such controls are operating effectively.

The certifications of the Chief Executive Officer and Interim Chief Financial Officer required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 appear as exhibits to this report. The disclosures set forth in this Item 4 contain information concerning the evaluation of our disclosure controls and procedures, and changes in internal controls over financial reporting, referred to in paragraphs 4(b) and (c) of the certifications. The certifications should be read in conjunction with this Item 4 for a more complete understanding of the topics presented.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  As disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006, we have taken numerous corrective actions over the last three fiscal years with respect to certain matters that our former auditor considered to be material weaknesses in connection with its audits of our financial statements for the years ended December 31, 2003 and 2004.  In the second quarter of 2007, we completed an internal audit which concluded that those material weaknesses no longer exist.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, our company is involved in litigation concerning its business operations.

In October 2004, we requested that the National Advertising Division of the Council of Better Business Bureaus, referred to as the NAD, review advertising and other claims made by McNeil in connection with its Splenda® brand sweetener. We believed and continue to believe McNeil’s Splenda® advertising to be false and misleading. Despite McNeil’s previous use of the NAD for such disputes and the NAD’s industry-wide, self-regulatory nature, McNeil refused to allow their advertising claims to be judged by the advertising experts at the NAD and instead sought to have the issue considered in the United States District Court for the District of Puerto Rico. Under NAD rules, McNeil’s filing in Puerto Rico precluded the NAD from reviewing the matter further. In order to have McNeil’s advertising addressed by a jury and court in the continental United States familiar with McNeil’s claims, on November 26, 2004, we filed a federal and state false advertising complaint against McNeil in the United States District Court for the Eastern District of Pennsylvania. That suit continues today and seeks to have McNeil’s Splenda® advertising campaign stopped and significant damages recovered.  On March 2, 2007, the U.S. District Court denied the following three motions made by McNeil: that our case against them should be dismissed for failure to bring the lawsuit sooner; that McNeil’s “made from sugar” and “taste like sugar” claims are not impliedly false as a matter of law; and that we should not be permitted to seek disgorgement of all of McNeil’s profit from falsely advertising Splenda® in the United States, an amount we assert is at least $183.0 million.  The court also ruled that McNeil may not assert an “unclean hands” defense purporting to argue that our company engaged in similar activity.  The trial commenced on April 9, 2007 before a Philadelphia jury and the parties entered into a confidential settlement agreement on May 11, 2007.

On October 23, 2006, Merisant France SAS, our French subsidiary, commenced legal actions in the Commercial Court of Paris against McNeil and McNeil Nutritionals Ltd., McNeil’s French and UK subsidiaries respectively, related to McNeil’s advertising campaign for Splenda® in France.  Specifically, we were seeking injunctive relief and unspecified monetary damages for what we believe to be misleading advertising and violations of food labeling laws. The Commercial Court heard oral arguments on the merits of the case on March 22, 2007, and it rendered its decision on May 10, 2007. The Court ruled that McNeil had violated French consumer protection laws and ordered McNeil to avoid wording that refers to both the sugar origin of the artificial sweetener sucralose and the sweet taste of Splenda® as well as wording that may mislead consumers into believing that Splenda® belongs to an intermediate category between a natural food and a synthetic product.  In addition, the Court specifically ruled that McNeil must cease using the advertising slogan "because it comes from sugar, sucralose tastes like sugar (parce qu'il provient du sucre, le sucralose a un goût de sucre)" and the slogan used on packaging "with sucralose: comes from sugar and tastes like sugar (au sucralose: provient du sucre et a un goût de sucre)".  McNeil must institute these changes within 30 days from the formal issuance of judgment and may not distribute products bearing the packaging slogan after four months from the formal issuance of judgment.   The Court ordered McNeil to pay Merisant France one euro in damages and 40,000 euro to reimburse Merisant France for legal expenses. McNeil is entitled to appeal this decision and has indicated that it plans on doing so.

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

Item 1A.  Risks Related to Our Business

The most significant risk factors applicable to our company are described in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2006. There have been no material changes from the risk factors previously disclosed in our report on Form 10-K.

Item 5.  Other Information

On May 9, 2007, our company, Merisant and certain of Merisant’s subsidiaries entered into the Amended and Restated Credit Agreement.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—New Financing” for a description of the Amended and Restated Credit Agreement and exhibits 10.1 and 10.2 filed with this Quarterly Report on Form 10-Q.

Item 6.    Exhibits

Exhibit No.	Description

10.1

Amended and Restated Credit Agreement, dated May 9, 2007, among Merisant Company, Merisant Worldwide, Inc., certain subsidiaries of Merisant Company, as guarantors, the lenders thereunder and Credit Suisse as administrative agent.

10.2	Amended and Restated Security Agreement, dated May 9, 2007, among guarantors named on the signature page thereto, and Credit Suisse as collateral agent.

10.3

Contract Completion Agreement and General Release dated as of March 15, 2007 between Merisant Company and Anthony J. Nocchiero (incorporated by reference to Exhibit 10.18 of Merisant Worldwide, Inc.’s Form 10-K filed on March 23, 2007).

31.1	Certificate of Paul Block pursuant to Rule 15d-14 under the Securities Exchange Act of 1934.

31.2	Certificate of Diana S. Ferguson pursuant to Rule 15d-14 under the Securities Exchange Act of 1934.

32.1	Certificate of Paul Block pursuant to 18 U.S.C. Section 1350.

32.2	Certificate of Diana S. Ferguson pursuant to 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MERISANT WORLDWIDE, INC.

Date: May 15, 2007	By:	/s/ Diana S. Ferguson
Diana S. Ferguson
Chief Financial Officer
(on behalf of the Company and in capacity
of principal financial officer)