Form 10-Q
period 2007-06-30
Merisant Worldwide, Inc.
filed 2007-08-10
CIK 1283664

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

As of August 10, 2007, the registrant had outstanding 9,089,380 shares of common stock, par value $0.01 per share.

This report is being filed pursuant to a requirement contained in the indenture governing Merisant Worldwide, Inc.’s 12¼% Senior Subordinated Discount Notes due 2014.

MERISANT WORLDWIDE, INC.

INDEX TO REPORT

FOR THE QUARTER ENDED JUNE 30, 2007

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements of Merisant Worldwide, Inc.

MERISANT WORLDWIDE, INC.
Unaudited Consolidated Balance Sheets
(Dollars In Thousands, Except Per Share Amounts)

	At December 31, 2006	At June 30, 2007
ASSETS
Cash and cash equivalents	$23,753	$50,994
Trade accounts receivable, net of allowances of $534 and $585, respectively	68,006	63,055
Other receivables	5,676	8,203
Inventories	13,792	14,956
Prepaid expenses and other assets	5,477	5,596
Current portion of note receivable from director	970	970
Deferred income tax assets	1,534	1,371
Total current assets	119,208	145,145
Property and equipment, net	23,341	20,664
Trademarks and other intangible assets, less accumulated amortization and impairment of $159,340 and $170,794, respectively	182,679	171,225
Goodwill	107,209	107,209
Deferred financing costs, less accumulated amortization of $7,570 and $8,376, respectively	15,793	13,257
Non-current portion of note receivable from director	2,651	1,736
Investment in equity affiliate	269	357
Other non-current assets	967	1,139
Total assets	$452,117	$460,732
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Accounts payable	$16,234	$24,188
Income taxes payable	1,578	716
Accrued interest expense	11,793	12,756
Accrued trademarketing and consumer promotions	12,200	13,998
Accrued incentives	8,017	2,978
Accrued expenses and other liabilities	11,757	10,193
Current maturities of long-term obligations	8,468	9,407
Total current liabilities	70,047	74,236
Long-term obligations, net of current maturities	537,565	539,480
Deferred income tax liabilities	19,439	21,585
Other liabilities	11,452	6,457
Total liabilities	638,503	641,758
Commitments and contingencies (Note 7)
Stockholders’ deficit:
Common stock, $0.01 par value, 10,000,000 shares authorized, 9,169,552 shares issued and 9,089,380 shares outstanding	91	91
Due for purchase of shares	(707)	(258)
Retained deficit	(178,423)	(174,223)
Accumulated other comprehensive loss	(5,626)	(4,915)
	(184,665)	(179,305)
Less cost of treasury stock (80,172 shares)	(1,721)	(1,721)
Total stockholders’ deficit	(186,386)	(181,026)
Total liabilities and stockholders’ deficit	$452,117	$460,732

The accompanying notes are an integral part of these unaudited consolidated financial statements.

MERISANT WORLDWIDE, INC.
Unaudited Consolidated Statements of Operations and
Comprehensive Income (Loss)
(Dollars In Thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2007	2006	2007
Net sales	$78,629	$71,090	$148,296	$140,403
Cost of sales	32,604	31,860	61,619	62,602
Gross profit	46,025	39,230	86,677	77,801
Operating expenses:
Marketing and selling expenses	22,201	17,034	39,109	32,281
Administration expenses	10,814	13,429	22,573	25,365
Amortization of intangible assets	5,554	5,727	11,108	11,454
Transaction fees	3,300	—	3,300	—
Restructuring expenses	1,305	314	3,596	874
Total operating expenses	43,174	36,504	79,686	69,974
Income from operations	2,851	2,726	6,991	7,827
Other expense (income):
Interest income	(216)	(160)	(364)	(365)
Interest expense	14,464	14,944	28,398	30,337
Costs of refinancing	2,478	5,791	2,478	5,791
Other expense (income), net	1,329	(30,218)	1,538	(30,079)
Total other expense (income)	18,055	(9,643)	32,050	5,684
Income (loss) before income taxes	(15,204)	12,369	(25,059)	2,143
Provision for income taxes	2,688	1,854	2,941	3,700
Net income (loss)	$(17,892)	$10,515	$(28,000)	$(1,557)

Net income (loss) from above	$(17,892)	$10,515	$(28,000)	$(1,557)
Other comprehensive income	662	408	860	711
Total comprehensive income (loss)	$(17,230)	$10,923	$(27,140)	$(846)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

MERISANT WORLDWIDE, INC.
Unaudited Consolidated Statement of Stockholders’ Deficit
(Dollars In Thousands)

	Common Stock	Due for Purchase of Shares	Retained Deficit	Accumulated Other Comprehensive Loss	Treasury Stock, at Cost	Total
Balance at December 31, 2006	$91	$(707)	$(178,423)	$(5,626)	$(1,721)	$(186,386)
Foreign currency translation adjustment	—	—	—	711	—	711
Settlement of loans for purchase of shares	—	449	—	—	—	449
Cumulative effect of FIN 48 implementation	—	—	5,757	—	—	5,757
Net loss	—	—	(1,557)	—	—	(1,557)
Balance at June 30, 2007	$91	$(258)	$(174,223)	$(4,915)	$(1,721)	$(181,026)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

MERISANT WORLDWIDE, INC.
Unaudited Consolidated Statements of Cash Flows
(Dollars In Thousands)

	Six Months Ended June 30,
	2006	2007
Operating Activities
Net loss	$(28,000)	$(1,557)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	4,400	3,329
Amortization of intangible assets	11,108	11,454
Amortization of deferred financing costs	1,609	1,834
Interest accretion on senior subordinated discount notes	5,969	6,722
Write off of deferred financing costs	2,478	3,241
Euro-denominated loan foreign exchange loss	1,928	503
Net realized gains on derivative instruments	(694)	—
Equity in income of affiliate	(21)	(88)
Deferred income tax provision	2,569	2,318
Changes in operating assets and liabilities:
Trade accounts receivable	5,433	5,454
Other receivables	5,761	(1,575)
Inventories	7,500	(996)
Prepaid expenses and other assets	574	(272)
Accounts payable	(181)	7,945
Accrued expenses and other	(9,882)	(4,404)
Net cash provided by operating activities	10,551	33,908
Investing Activities
Proceeds from sale of property and equipment	26	183
Purchases of property and equipment	(1,330)	(859)
Net cash used in investing activities	(1,304)	(676)
Financing Activities
Net payments under revolving credit facility	(16,000)	—
Borrowings under long-term obligations	85,095	85,000
Principal payments on long-term obligations, excluding revolving credit facility	(71,480)	(89,284)
Payment of deferred financing costs	(5,429)	(2,539)
Settlement of loans for purchase of shares	—	449
Net cash used in financing activities	(7,814)	(6,374)
Effect of exchange rate on cash and cash equivalents	68	383
Net increase in cash and cash equivalents	1,501	27,241
Cash and cash equivalents at beginning of period	18,074	23,753
Cash and cash equivalents at end of period	$19,575	$50,994

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

2.                        Segment Information

The Company manufactures and markets primarily low-calorie tabletop sweeteners globally. Therefore, the Company’s reportable segments are organized and managed principally by geographic region:  North America; Europe/Africa/Middle East, referred to as EAME; Latin America; and Asia/Pacific. The Company’s management reviews Operating EBITDA to evaluate segment performance and allocate resources. Operating EBITDA consists of segment earnings before interest expense, income tax expense, depreciation and amortization as well as items such as expenses related to restructuring charges, certain significant charges related to new product development and launch costs, costs related to the transition to a new exclusive distributor in the United States, certain litigation costs and certain other non-cash items or excludable gains or losses. Other expense (income), net, as reported in the unaudited consolidated financial statements, is included in Operating EBITDA of the respective reportable segments, except for the portion of other expense (income), net that relates to the foreign currency transaction gains or losses associated with the Company’s euro-denominated debt (see Note 5) and unrealized gains or losses on derivative instruments. Corporate expenses include corporate staff and related amounts. Corporate expenses, interest and other expenses and the provision for income taxes are centrally managed and, accordingly, such items are not presented by segment since they are excluded from the measure of segment performance reviewed by management. The Company launched a new product line in North America in the first quarter of 2006 which management evaluates and manages separately from its other North American operations. As such, this item is also excluded from the measure of segment performance reviewed by management. The Company’s definition of Operating EBITDA is largely driven by similar definitions of Bank EBITDA under its primary credit facilities.  The definition of Bank EBITDA was amended in the May 2007 amendment of those credit facilities, and that change is reflected in the Company’s computation of Operating EBITDA for the 2007 periods.  The Company’s assets, which are principally in the United States and Europe, are also managed geographically. A summary of the Company’s results of operations by reportable segment for the three and six months ended June 30, 2006 and 2007 is as follows:

For the Three Months Ended June 30, 2006

	North America	EAME	Latin America	Asia/ Pacific	Consolidated
Total net sales for reportable segments	$33,025	$31,945	$8,291	$5,360	$78,621
Plus: Net sales related to new product launch					8
Total consolidated net sales					$78,629

Operating EBITDA	$12,263	$6,354	$2,502	$1,836	$22,955
Less (plus):
Corporate expenses					6,723
Restructuring expense					1,305
Depreciation expense					2,171
Amortization expense					5,554
Currency loss on euro debt					1,345
Loss related to new product launch					947
Transition costs to new distributor in the United States					81
Transaction fees					3,300
Other non-cash expense					7
Other expense, net					(1,329)
Income from operations					2,851
Interest expense, net					14,248
Costs of refinancing					2,478
Other expense, net					1,329
Loss before income taxes					$(15,204)

For the Three Months Ended June 30, 2007

	North America	EAME	Latin America	Asia/ Pacific	Consolidated
Total net sales for reportable segments	$27,591	$30,081	$8,050	$5,375	$71,097
Plus: Net sales related to new product launch					(7)
Total consolidated net sales					$71,090

Operating EBITDA	$10,123	$8,730	$1,906	$1,366	$22,125
Less (plus):
Corporate expenses					7,603
Restructuring expense					314
Depreciation expense					1,771
Amortization expense					5,727
Currency loss on euro debt					202
Loss related to new product launch					995
Litigation costs and lease termination charge excludable from Operating EBITDA					2,542
Gain from receipt of one-time payment excludable from Operating EBITDA					(30,000)
Other non-cash expense					27
Other income, net					30,218
Income from operations					2,726
Interest expense, net					14,784
Costs of refinancing					5,791
Other income, net					(30,218)
Income before income taxes					$12,369

For the Six Months Ended June 30, 2006

	North America	EAME	Latin America	Asia/ Pacific	Consolidated
Total net sales for reportable segments	$62,917	$60,742	$14,706	$9,905	$148,270
Plus: Net sales related to new product launch					26
Total consolidated net sales					$148,296

Operating EBITDA	$22,848	$15,719	$3,626	$3,362	$45,555
Less (plus):
Corporate expenses					14,174
Restructuring expense					3,596
Depreciation expense					4,375
Amortization expense					11,108
Currency loss on euro debt					1,928
Realized gain on derivative instruments					(694)
Loss on liquidation or sale of subsidiary					144
Loss related to new product launch					1,487
Transition costs to new distributor in the United States					673
Transaction fees					3,300
Other non-cash expense					11
Other expense, net					(1,538)
Income from operations					6,991
Interest expense, net					28,034
Cost of refinancing					2,478
Other expense, net					1,538
Loss before income taxes					$(25,059)

For the Six Months Ended June 30, 2007

	North America	EAME	Latin America	Asia/ Pacific	Consolidated
Total net sales for reportable segments	$56,528	$56,657	$13,347	$13,903	$140,435
Plus: Net sales related to new product launch					(32)
Total consolidated net sales					$140,403

Operating EBITDA	$20,405	$15,707	$3,000	$5,457	$44,569
Less (plus):
Corporate expenses					14,045
Restructuring expense					874
Depreciation expense					3,329
Amortization expense					11,454
Currency loss on euro debt					503
Loss related to new product launch					1,538
Other non-cash charge and net gain excludable from Operating EBITDA					4,869
Gain from receipt of one-time payment excludable from Operating EBITDA					(30,000)
Other non-cash expense					51
Other income, net					30,079
Income from operations					7,827
Interest expense, net					29,972
Costs of refinancing					5,791
Other income, net					(30,079)
Income before income taxes					$2,143

3.                        Restructuring Expenses

During the six months ended June 30, 2007, the Company continued to evaluate opportunities to increase efficiency and reduce costs. This review resulted in the continuation of workforce reductions and planned changes in the Company’s global business model. These actions are designed to improve both financial results and the long-term value of the business. Restructuring expenses for workforce reductions of $1,305 and $314 were recorded for the three months ended June 30, 2006 and June 30, 2007, respectively, and $3,596 and $874 were recorded for the six months ended June 30, 2006 and June 30, 2007, respectively. The 2007 charges principally related to planned termination costs for employees, including charges related to 15 additional personnel that were notified of their termination during the six months ended June 30, 2007.  Severance payments and benefits are scheduled to be made over the next six months.

Reconciliation of the restructuring liability at June 30, 2007 is as follows:

Restructuring liability at December 31, 2006	$444
Restructuring expenses for the six months ended June 30, 2007	874
Cash payments for the six months ended June 30, 2007	(1,112)
Restructuring liability at June 30, 2007	$206

The restructuring liability at December 31, 2006 and June 30, 2007 is included in the line item “Accrued expenses and other liabilities” in the accompanying consolidated balance sheets.

The following table represents restructuring expenses included in each segment and corporate expenses for the three and six months ended June 30, 2006 and 2007:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2007	2006	2007
North America	$38	$—	$103	$—
EAME	634	180	1,867	298
Latin America	451	22	1,039	86
Asia/Pacific	53	112	505	330
Corporate	129	—	82	160
Total	$1,305	$314	$3,596	$874

4.                        Inventories

Inventories consisted of the following at December 31, 2006 and June 30, 2007:

	December 31, 2006	June 30, 2007
Raw materials and supplies	$7,309	$6,439
Work in process	592	379
Finished goods	6,869	8,949
Inventory obsolescence reserves	(978)	(811)
Total	$13,792	$14,956

5.                        Debt

The Company is highly leveraged. At June 30, 2007, the Company and its subsidiaries, including Merisant Company (“Merisant”), had $548,809 of long-term debt outstanding, consisting of $116,474 aggregate principal amount of the Company’s 12¼% senior subordinated discount notes due 2014, $225,000 aggregate principal amount of Merisant’s 9½% senior subordinated notes due 2013 (the “Notes”) and $207,335 aggregate principal amount outstanding under Merisant’s amended and restated senior secured credit agreement (the “Amended and Restated Credit Agreement”), excluding capital lease obligations of $78 and unused commitments on the revolving portion of the Amended and Restated Credit Agreement of $30,640.

At June 30, 2007, borrowings under the Amended and Restated Credit Agreement included $16,789 (“Term A”) aggregate principal amount of term loans bearing annual interest of 7.51% and $190,546 (“Term B”) aggregate principal amount of term loans bearing annual interest of 8.86%. The Term A loans are euro-denominated and are translated into U.S. dollars at the spot rate as of June 30, 2007.

On June 23, 2006, Merisant entered into an $85,000 senior secured term loan agreement (the “Second Lien Credit Agreement”), the borrowings under which were secured by a second lien on all the assets that secured loans outstanding under the then existing senior secured credit facility (the “Senior Credit Agreement”).  The Second Lien Credit Agreement consisted of an aggregate of $85,000 principal amount of term loans, the net proceeds of which were used to prepay $9,540 of euro-denominated Term A loans, prepay $53,320 of Term B loans and to repay $15,000 of revolving loans, in each case, outstanding under the Senior Credit Agreement.

On May 9, 2007, the Company, Merisant and certain of Merisant’s subsidiaries entered into the Amended and Restated Credit Agreement, which, among other things, increased by $85,000 the principal amount of Term B loans that may be borrowed by Merisant under the Senior Credit Agreement. Merisant paid $2,505 in fees and expenses related to this amendment and restatement which it deferred and is amortizing over the term of the related debt. Upon closing, Merisant borrowed the full $85,000 of additional Term B loans available under the Amended and Restated Credit Agreement and used the proceeds plus cash on hand to prepay the principal of all loans outstanding under the Second Lien Credit Agreement totaling $85,000, plus all outstanding interest of $1,438 and a premium of $2,550, or $88,988.  The Second Lien Credit Agreement was terminated as a result of the transaction and there was no increase in Merisant’s long term debt as a result of this transaction.  In addition to the incurrence of fees, this transaction also resulted in a write-off of existing deferred financing fees relating to the extinguishment of previously outstanding debt under the Second Lien Credit Agreement of $3,241.

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

Merisant paid interest on borrowings under the Senior Credit Agreement, the Second Lien Credit Agreement and on the Notes totaling $21,369 and $20,618 for the six months ended June 30, 2006 and 2007, respectively.

The Amended and Restated Credit Agreement preserves prior amendments, amends future financial covenant ratios and levels and contains a number of additional amendments, including to the definition of Bank EBITDA, that give the Company more flexibility to operate its business and de-leverage its balance sheet.

The Amended and Restated Credit Agreement contains covenants, including financial covenants that must be met on a quarterly basis. “Bank EBITDA” is the measure by which the financial covenants contained in the Amended and Restated Credit Agreement are measured. However, Bank EBITDA is not a measure of liquidity under GAAP. Accordingly, while providing useful information with respect to an assessment of liquidity as measured in accordance with the covenants in the Company’s primary debt obligations, this measure should not be considered in isolation from, or as a substitute for, consolidated statement of cash flow data prepared in accordance with GAAP as an indication of liquidity. In addition, the Bank EBITDA measure presented may differ from, and may not be comparable to, similarly titled measures used by other companies.

Merisant was in compliance with its covenants under the Amended and Restated Credit Agreement as of June 30, 2007.

6.                        Transactions with Related Parties

Merisant has a deferred compensation payable to Arnold Donald, its former Chairman and a current director, and a note receivable in the same amount from Mr. Donald. Merisant recorded $55 and $43 of interest income on the note receivable for the three months ended June 30, 2006 and 2007, respectively, and $111 and $86 of interest income on the note receivable for the six months ended June 30, 2006 and 2007, respectively, and an equal amount of interest expense in the respective periods.

Merisant is party to an agreement with Brand Architecture International (“Brand Architecture”) pursuant to which Brand Architecture has agreed to provide consulting services relating to the development of brand architecture for Merisant’s brands. As compensation, Merisant paid approximately $165 and $224 to Brand Architecture for the three months ended June 30, 2006 and 2007, respectively, and approximately $572 and $300 for the six months ended June 30, 2006 and 2007, respectively, including the reimbursement to Brand Architecture for expenses relating to its work. Adam Stagliano, a member of the Company’s board of directors, is a founding director and the President and Chief Strategic Officer of Brand Architecture.

7.                        Commitments and Contingencies

The Company has an investment in an affiliate located in the Philippines that is accounted for using the equity method. The affiliate, a 50/50 joint venture, distributes sugar substitute sweeteners for the international consumer food markets, primarily under the Equal® brand. In addition to its investment in the joint venture, the Company is committed to a 50% share in any new borrowings of the joint venture. As of December 31, 2006 and June 30, 2007, there were no additional joint venture borrowings.

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

On November 26, 2004, Merisant filed a federal and state false advertising complaint against McNeil in the United States District Court for the Eastern District of Pennsylvania. That lawsuit sought to have McNeil’s Splenda® advertising campaign stopped and significant damages recovered.  The trial commenced on April 9, 2007 before a Philadelphia jury and the parties entered into a confidential settlement agreement on May 11, 2007.

In April 2007, the Company entered into a new operating lease for office space in Chicago and terminated its current lease, providing the required one year notice period.  The Company plans to move its corporate operations to the new space in early 2008.  The new landlord paid the lease termination fee of $869 on the Company’s behalf and the related expense was recorded in Administration expenses in the second quarter of 2007.  The new lease terminates on April 30, 2024.  Current leasehold improvements and other non-transferable assets will be fully depreciated between April 2007 and the estimated date the Company will move into the new facility and moving costs will be expensed as they are incurred.

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

8.                        Income Taxes

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN 48”), that clarifies the accounting and recognition for income tax positions taken or expected to be taken in the Company’s tax returns. The Company adopted FIN 48 on January 1, 2007, and recorded the cumulative effect of a change in accounting principle by recording a decrease in the liability for uncertain tax positions of $5,757, that was accounted for as a credit to opening retained earnings. At January 1, 2007 and June 30, 2007, the total liability for uncertain tax positions recorded in the Company’s balance sheet in non-current Other liabilities was $2,145 and $2,849, respectively. The entire amount of this consolidated worldwide liability for uncertain tax positions would affect the Company’s effective tax rate upon favorable resolution of the uncertain tax positions.  Absent new experience in defending these uncertain tax positions in the various jurisdictions to which they relate, the Company cannot currently estimate a range of possible change of the June 30, 2007 liability over the next twelve months.

The Company files a consolidated U.S. income tax return and tax returns in various state and local jurisdictions. The Company’s subsidiaries also file tax returns in various foreign jurisdictions. In addition to the U.S., the Company’s major taxing jurisdictions include Switzerland, France, the United Kingdom, Belgium, Australia, Argentina and Mexico. In the U.S., all tax years from inception in 2000 through the present are open.  The Company’s Switzerland subsidiary operates under a tax holiday, resulting in no uncertain tax positions for that entity for any tax year.  Local audits of the tax returns for the Company’s France subsidiary have been completed through 2004.  In the United Kingdom, the Company assumes that tax years through 2004 are closed due to local practice.  In Belgium and Australia, tax years through 2003 and 2001, respectively, are closed due to the local statute of limitations.  In Argentina and Mexico, only the year of inception, 2000, is considered a closed tax year due to the local statute of limitations.

Interest and penalties related to tax positions taken in the Company’s tax returns are recorded in income tax expense in the consolidated statements of operations. At January 1, 2007 and June 30, 2007, the combined amount of accrued interest and penalties related to tax positions taken on the Company’s tax returns and recorded in non-current Other liabilities was $429 and $689, respectively.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our unaudited consolidated financial statements and accompanying notes included elsewhere in this document. Our discussion of results by reportable segment should be read in conjunction with Note 2 to the  unaudited consolidated financial statements included elsewhere in this document, which illustrates the reconciliation of Operating EBITDA to income or loss before income taxes. Unless otherwise indicated or unless the context requires otherwise, all references in this discussion to “us”, “our” or “our company” mean Merisant Worldwide, Inc. and its consolidated subsidiaries and all references to “Merisant” mean Merisant Company.

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

Our worldwide headquarters is located in Chicago, Illinois, and we have principal regional offices in Mexico City, Mexico, Neuchâtel, Switzerland, Paris, France and Singapore.  We own and operate manufacturing facilities in Manteno, Illinois and Zarate, Argentina and own processing lines that are operated exclusively for us at plants located in Bergisch and Stendal, Germany.  As of August 10, 2007, we had twenty-two direct and indirect subsidiaries, including three subsidiaries in the United States, eight subsidiaries in Europe, six subsidiaries in Mexico, Central America and South America, and five subsidiaries in the Asia Pacific region, including Australia and India.  In addition, our Swiss subsidiary holds a 50% interest in a joint venture in the Philippines.

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

•                  Develop and test products that have the potential to transform our company’s brand portfolio. We have developed an all-natural, zero-calorie sweetener that is being marketed under the Sweet Simplicity® brand for our subsidiary, Whole Earth Sweetener Company LLC. Currently, this innovative product has achieved national distribution at 137 Wild Oats or affiliated stores, approximately 127 Whole Foods stores (of their 192 stores in total) and has also been sold into over 250 independent organic retail outlets across the United States.

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

We believe that the development and introduction of new products under our Equal® and Canderel® brands may help to stabilize our core business while innovative, all-natural sweeteners and sweetened food products under our Sweet Simplicity® brand for Whole Earth Sweetener Company present growth opportunities for us. However, we may be constrained in our ability to realize fully the value of these new products as a result of our current capital structure. The successful launch of new products and marketing of our core brands requires capital, and we must use a significant portion of our cash flows from operations to service our outstanding debt. We had an aggregate of $548.8 million of long-term debt outstanding at June 30, 2007, excluding capital lease obligations, and paid $44.3 million in interest costs for the year ended December 31, 2006, $22.0 million of which represented interest payments on Merisant’s 9½% senior subordinated notes due 2013 (the “Notes”). If we cannot generate cash flows from operations significantly in excess of our short-term debt obligations, we may not have the resources required to fully realize the value of our strategic initiatives.  We may engage in discussions from time to time with our lenders and noteholders on ways to optimize our capital structure.

Results of Operations

For each of the periods discussed below, the information set forth under the caption “Consolidated Results” represents an overview of our company’s results of operations on a consolidated basis. Additional detail regarding the results of operations can be found under the caption “Segment Results” for each period discussed below.

Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006

The following table sets forth certain of our company’s financial data for the three month periods ended June 30, 2006 and 2007 (totals may not foot due to rounding).

	Three Months Ended June 30,		Three Months Ended June 30,
	2006	2007	2006	2007	Better/(Worse) than Prior Year
	(in millions)		As % of Net Sales		Dollars	%
Net sales	$78.6	$71.1	100%	100%	$(7.5)	(10)%
Cost of sales	32.6	31.9	41%	45%	0.7	2%
Gross profit	46.0	39.2	59%	55%	(6.8)	(15)%
Operating expenses:
Marketing and selling expenses	22.2	17.0	28%	24%	5.2	23%
Administration expenses	10.5	13.1	13%	18%	(2.6)	(25)%
Research and development expenses	0.3	0.4	0%	1%	(0.0)	(4)%
Amortization of intangible assets	5.6	5.7	7%	8%	(0.2)	(3)%
Transaction fees	3.3	—	4%	—%	3.3	100%
Restructuring expenses	1.3	0.3	2%	0%	1.0	76%
Total operating expenses	43.2	36.5	55%	51%	6.7	15%
Income from operations	2.9	2.7	4%	4%	(0.1)	(4)%
Other expenses (income):
Interest income	(0.2)	(0.2)	(0)%	(0)%	(0.1)	(26)%
Interest expense	14.5	14.9	18%	21%	(0.5)	(3)%
Costs of refinancing	2.5	5.8	3%	8%	(3.3)	(134)%
Other expense (income), net	1.3	(30.2)	2%	(43)%	31.5	2374%
Total other expense (income)	18.1	(9.6)	23%	(14)%	27.7	153%
Income (loss) before income taxes	(15.2)	12.4	(19)%	17%	27.6	181%
Provision for income taxes	2.7	1.9	3%	3%	0.8	31%
Net income (loss)	$(17.9)	$10.5	(23)%	15%	$28.4	159%

Consolidated Results

Net sales. Overall, net sales declined in the second quarter of 2007 compared to the second quarter of 2006.  The decline was related to lower sales in the North America and EAME regions and, to a lesser extent, in Latin America.  In North America, sales declined due primarily to lower consumer demand and higher trade marketing expense in the grocery, drug and  food service channels as well as lower consumer demand in the club and mass channels.  In EAME, we experienced our greatest sales declines in the UK mainly as a result of weaker consumer demand, the lingering impact of diversion of product into the retail channel and discontinued sales to certain distributors in an effort to stop the diversion.  Lower sales in France, Belgium and Hungary also contributed to the decline in the EAME region.  In Latin America, the sales decrease primarily related to a  delay in shipping under our new business model in Mexico.  These sales declines were partly offset by approximately $2.3 million in favorable currency translation gains, improved sales in the North America discount channel, increased sales in other EAME countries, mainly the Middle East, improved sales in Argentina, Venezuela, Colombia and Brazil and increased raw material sales and contract manufacturing activity.

Cost of sales. Cost of sales decreased due to the reduction in overall sales volumes, however, this decrease was partly offset by unfavorable currency translation, raw material prices and the impact of purchasing product in Euro for sales in countries with weaker currencies.  Overall, gross profit as a percentage of net sales declined from 59% for the three months ended June 30, 2006 to 55% for the three months ended June 30, 2007 due to the increases in costs discussed above as well as increased sales of lower margin products such as contract manufacturing and raw materials, and discounted pricing in countries converted to distributor models.

Operating expenses. Marketing and selling expenses decreased due to lower brand support in North America and EAME, lower variable selling costs due to reduced sales and lower overall marketing and selling administration costs due to savings from restructuring actions. These favorable impacts were partly offset by higher brand support in the Asia Pacific region and unfavorable currency impacts.  Administration expenses increased mainly due to higher consulting costs and the expense related to the termination of our Chicago office lease, partly offset by lower performance based incentives.

On June 23, 2006, Merisant entered into an $85.0 million senior secured term loan agreement (the “Second Lien Credit Agreement”), the borrowings under which were secured by a second lien on all the assets that secured loans outstanding under the then existing senior secured credit facility (the “Senior Credit Agreement”). Transaction fees decreased due to $3.3 million in expenses incurred in conjunction with the Second Lien Credit Agreement in the second quarter of 2006 that did not repeat in the second quarter of 2007.

During the second quarter of 2007, we continued our restructuring initiatives to improve both financial results and the long-term value of the business. As a result of these actions, we recorded restructuring charges for workforce reductions of $0.3 million in the second quarter of 2007 as compared to $1.3 million in the second quarter of 2006. The restructuring charges incurred in the second quarter of 2007 relate primarily to new employee termination costs and are expected to be substantially paid by December 31, 2007. Additional information regarding restructuring charges and the related liability can be found in Note 3 to the unaudited consolidated financial statements located elsewhere in this document.

Interest. Our interest expense increased as a result of interest calculated on a higher accreted balance on our 12¼% senior subordinated discount notes due 2014 (the “Discount Notes”) and the net result of higher interest bearing loans under Merisant’s Second Lien Credit Agreement that were in place for a portion of the quarter prior to the refinancing of these higher interest bearing loans with lower interest bearing loans on May 9, 2007.

Costs of refinancing.  Costs of refinancing in the second quarter of 2007 related to the extinguishment of debt under the Second Lien Credit Agreement.  As a result of this transaction, a premium of $2.6 million was incurred to pay all debt and interest outstanding under the Second Lien Credit Agreement and $3.2 million of existing deferred financing fees relating to the extinguished debt was written off.  Costs of refinancing in the second quarter of 2006 related to the consummation of the Second Lien Credit Agreement and related extinguishment of debt under the previously established credit agreement, which resulted in a write-off of existing deferred financing fees of $2.5 million.

 Other income/expense, net. In the second quarter of 2007, we experienced an unusually high level of other income as compared to the more typical other expense realized in the second quarter of 2006.  The other income in the second quarter of 2007 was primarily the result of a one-time cash payment received pursuant to an agreement with a third party.   Also in the second quarter of 2007, a $0.2 million currency loss on the euro-denominated debt was more than offset by favorable balance sheet remeasurement impacts.  In the second quarter of 2006, we recorded a loss on the euro-denominated debt of $1.3 million.

Taxes. For the three months ended June 30, 2007, we recorded a $1.9 million tax provision on income before income taxes of $12.4 million and for the three months ended June 30, 2006, we recorded a $2.7 million tax provision on a loss before income taxes of $15.2 million. The unusual relationship of our tax provisions to our pre-tax losses (excluding the impact of the one-time cash payment described above in the second quarter of 2007) relates to a combination of factors. These factors include increased tax loss carryforwards, primarily generated in the United States, for which we have not recorded a tax benefit, as well as provisions for future tax costs which may be incurred upon the potential repatriation of certain foreign earnings that are not deemed to be permanently reinvested.  With regard to the deferred income tax assets on the tax loss carryforwards, we determined that we have not satisfied the “more likely than not” test and we decreased our total valuation allowance by $2.7 million in the second quarter of 2007 to a total of $82.5 million. We will continue to assess the valuation allowances, and, to the extent we determine that such allowances are no longer required, these deferred income tax assets will be recognized in the future.

Segment Results

The following table presents net sales and Operating EBITDA expressed in millions of dollars for each reportable segment (totals may not foot due to rounding):

	Net Sales				Operating EBITDA (1)
	Three Months Ended June 30,		Better/(Worse) than Prior Year		Three Months Ended June 30,		Better/(Worse) than Prior Year
	2006	2007	$	%	2006	2007	$	%
	(in millions)				(in millions)

North America (2)	$33.0	$27.6	$(5.4)	(16)%	$12.3	$10.1	$(2.1)	(17)%
Operating EBITDA Margin					37%	37%	(0)%
EAME	31.9	30.1	(1.9)	(6)%	6.4	8.7	2.4	37%
Operating EBITDA Margin					20%	29%	9%
Latin America	8.3	8.1	(0.2)	(3)%	2.5	1.9	(0.6)	(24)%
Operating EBITDA Margin					30%	24%	(7)%
Asia/Pacific	5.4	5.4	0.0	0%	1.8	1.4	(0.5)	(26)%
Operating EBITDA Margin					34%	25%	(9)%

(1)             “Operating EBITDA” as used with respect to our operating segments is a measure upon which we assess the financial performance of these segments. Operating EBITDA excludes interest expense, income tax expense and depreciation and amortization, as well as items such as restructuring expenses, certain significant charges related to new product development and launch costs, certain litigation costs, cost related to the transition to a new exclusive distributor in the United States and certain other non-cash items or excludable gains or losses. Our definition of Operating EBITDA is largely driven by similar definitions of Bank EBITDA under our primary credit facilities.  That definition changed in the May 2007 amendment of those credit facilities, and that change is reflected in our computation of Operating EBITDA for the 2007 period. See Note 2 to the unaudited consolidated financial statements for a description of Operating EBITDA and a reconciliation of Operating EBITDA to income or loss before income taxes. Operating EBITDA margin represents Operating EBITDA as a percentage of net sales.

(2)             North America segment results exclude immaterial sales and $0.9 million and $1.0 million of negative Operating EBITDA related to a new product launch which management evaluates separately from this geographical segment for the three month period ended June 30, 2006 and 2007, respectively.

North America

Net sales.  In North America, net sales declined due primarily to lower consumer demand and higher trade marketing expense in the grocery, drug and food service channels as well as lower consumer demand in the club and mass channels.  In the club channel, higher consumer demand in the first quarter as a result of increased promotional activity contributed to softer consumer demand in the second quarter.  In the retail channel, the transition from our previous mid-priced brand to its replacement brand also contributed to the decline in sales.   These sales declines were partly offset by increased distribution and sales in the discount channel, increases in contract manufacturing activity and lower commissions.

Operating EBITDA. The decrease in Operating EBITDA was primarily related to the adverse margin impact of lower net sales and unfavorable sales mix.  These unfavorable impacts were partly offset by lower overall brand support and variable selling costs and lower marketing and general administration costs due to savings from restructuring actions.  Operating EBITDA margin was slightly improved as a result of lower marketing costs as a percentage of sales.

EAME

Net sales. In the EAME region, the decline in net sales was driven primarily by the UK, France, Belgium and Hungary.  We experienced our greatest sales declines in the UK mainly as a result of weaker consumer demand, the lingering impact of diversion of product into the retail channel and discontinued sales to certain distributors in an effort to stop the diversion.  Continued softness in consumer demand and increased trade marketing costs reduced sales in France.  In Belgium, weakness in consumer demand and reduced pricing due to the change in business model negatively impacted sales, however overall profitability improved as compared to the second quarter of 2006.  In Hungary, lower net sales were due mainly to the shift to a distributor model after the sale of the entity in July 2006 to improve infrastructure costs and discontinued sales of low margin products.  These unfavorable impacts were partly offset by favorable currency translation of approximately $1.5 million and improved sales in several other countries, mainly the Middle East.  In the Middle East, a shift in timing of shipments from the first quarter of 2007 to the second quarter of 2007 positively impacted sales in the second quarter of 2007.

Operating EBITDA.  Operating EBITDA increased mainly due to lower brand support primarily in France and the UK and reduced marketing, selling and general administrative costs due mainly to savings from restructuring actions and changes in business models in several markets.  These positive impacts were partly offset by the adverse margin impact of decreased sales.  The increase in Operating EBITDA margin was primarily due to a decrease in marketing, selling and administrative expenses as a percentage of sales.

Latin America

Net sales.  The sales decrease primarily relates to the transition to a new business model in Mexico, including  additional accruals for sales deductions and sales returns from our previous distributor, and a delay in shipping under that new model as well as increased competition in the club channel.  These declines were offset by improved execution and promotional activity in Argentina, higher sales in Venezuela relating to a sugar shortage, new distribution in Brazil and improved sales in Colombia.

Operating EBITDA. Operating EBITDA declined due mainly to the adverse margin impact of lower sales volumes and increased sales deductions.  Operating EBITDA margin decreased primarily due to lower gross profit as a percentage of sales.

Asia/Pacific

Net sales. Net sales in the Asia/Pacific region were flat as favorable currency translation impacts and improved sales in Indonesia were offset by lower pricing in Australia/New Zealand as a result of the shift to a distributor model.

Operating EBITDA. Operating EBITDA and Operating EBITDA margin decreased primarily due to reduced gross margin and higher brand support.

Corporate Expenses

Corporate expenses increased from $6.7 million in the second quarter of 2006 to $7.6 million in the second quarter of 2007, primarily due to higher litigation, consulting and employee related costs partly offset by lower performance based incentives.

Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006

The following table sets forth certain of our company’s financial data for the six month periods ended June 30, 2006 and 2007 (totals may not foot due to rounding).

	Six Months Ended June 30,		Six Months Ended June 30,
	2006	2007	2006	2007	Better/(Worse) than Prior Year
	(in millions)		As % of Net Sales		Dollars	%
Net sales	$148.3	$140.4	100%	100%	$(7.9)	(5)%
Cost of sales	61.6	62.6	42%	45%	(1.0)	(2)%
Gross profit	86.7	77.8	58%	55%	(8.9)	(10)%
Operating expenses:
Marketing and selling expenses	39.1	32.3	26%	23%	6.8	17%
Administration expenses	21.6	24.6	15%	18%	(3.0)	(14)%
Research and development expenses	1.0	0.7	1%	1%	0.2	24%
Amortization of intangible assets	11.1	11.5	7%	8%	(0.3)	(3)%
Transaction fees	3.3	—	2%	—%	3.3	100%
Restructuring expenses	3.6	0.9	2%	1%	2.7	76%
Total operating expenses	79.7	70.0	54%	50%	9.7	12%
Income from operations	7.0	7.8	5%	6%	0.8	12%
Other expenses (income):
Interest income	(0.4)	(0.4)	(0)%	(0)%	0.0	0%
Interest expense	28.4	30.3	19%	22%	(1.9)	(7)%
Costs of refinancing	2.5	5.8	2%	4%	(3.3)	(134)%
Other expense (income), net	1.5	(30.1)	1%	(21)%	31.6	2056%
Total other expense	32.1	5.7	22%	4%	26.4	82%
Income (loss) before income taxes	(25.1)	2.1	(17)%	2%	27.2	109%
Provision for income taxes	2.9	3.7	2%	3%	(0.8)	(26)%
Net loss	$(28.0)	$(1.6)	(19)%	(1)%	$26.4	94%

Consolidated Results

Net sales. Overall, net sales declined in the six months ended June 30, 2007 compared to the six months ended June 30, 2006.  The decline was related to lower sales in North America, EAME and Latin America.  In North America, the sales decline primarily related to lower sales volume and higher trade marketing spending in the grocery, drug and food service channels, as well as increased promotional spending in the club channel.  The decline in grocery, drug and food service was exacerbated by a shift in the recognition of revenue from January 2007 to December 2006 relating to the scheduling of our annual physical inventory in early January.   In EAME, we experienced our greatest sales declines in the UK as a result of weaker consumer demand, the impact of diversion of product into the retail channel and discontinued sales to certain distributors in an effort to stop the diversion.  Lower sales in France, Belgium and Hungary also contributed to the decline in the EAME region.   In Latin America, the sales decrease primarily related to a sales return from our previous distributor in Mexico and a delay in shipping under our new business model in Mexico.  These sales declines were partly offset by improved sales in Asia Pacific due to shipments to new distributors in Australia and India to establish beginning inventory levels, approximately $4.3 million in favorable currency translation gains, improved consumer demand in the North America club channel, increased sales in other EAME countries, mainly Portugal and Ireland, and increased contract manufacturing activity and sales of raw materials.

Cost of sales. Cost of sales increased, despite the decline in sales, due to sales increases in lower margin products, such as contract manufacturing and raw materials, the impact of purchasing product in Euro for sales in countries with weaker currencies and unfavorable raw material purchase prices.  Overall, gross profit as a percentage of net sales declined from 58% for the six months ended June 30, 2006 to 55% for the six months ended June 30, 2007 due to the increases in costs discussed above as well as discounted pricing in the UK, increased trade marketing in North America and France and decreased pricing in countries converted to distributor models.

Operating expenses. Marketing and selling expenses decreased due to lower brand support in North America and EAME, termination costs recorded in the six months ended June 30, 2006 related to the transition to a new distributor in the United States that did not repeat in the same period in 2007 and lower overall marketing and selling administration costs due to savings from restructuring actions. These favorable impacts were partly offset by higher brand support in the Asia Pacific region and unfavorable currency impacts.  Administration expenses increased mainly due to higher litigation, consulting and employment termination costs and the expense related to the termination of our Chicago office lease partly offset by lower performance based incentives. Transaction fees decreased due to $3.3 million in expenses incurred in conjunction with the Second Lien Credit Agreement in the second quarter of 2006 that did not repeat in the second quarter of 2007.

During the six months ended June 30, 2007, we continued our restructuring initiatives to improve both financial results and the long-term value of the business. As a result of these actions, we recorded restructuring charges for workforce reductions of $0.9 million in the six months ended June 30, 2007 as compared to $3.6 million in the six months ended June 30, 2006. The restructuring charges incurred in the six months ended June 30, 2007 relate primarily to new employee termination costs and are expected to be substantially paid by December 31, 2007. Additional information regarding restructuring charges and the related liability can be found in Note 3 to the unaudited consolidated financial statements located elsewhere in this document.

Interest. Our interest expense increased as a result of interest calculated on a higher accreted balance on our Discount Notes and the net result of higher interest bearing loans under Merisant’s Second Lien Credit Agreement and the use of proceeds from the Second Lien Credit Agreement to prepay lower interest bearing loans under Merisant’s Senior Credit Agreement, as well as overall increases in interest rates on variable interest debt instruments. Loans outstanding under the Senior Credit Agreement had a weighted average interest rate of approximately 9.0% per annum prior to the June 2006 closing of the Second Lien Credit Agreement.  Merisant’s borrowings under the Senior Credit Agreement and Second Lien Credit Agreement had a weighted average interest rate of approximately 10.3% per annum upon the closing of the Second Lien Credit Agreement.  In May 2007, Merisant refinanced and therefore terminated the Second Lien Credit Agreement as described below, which results in a reduction of cash interest expense prospectively from the date of the refinancing.

Costs of refinancing.  Costs of refinancing in the second quarter of 2007 related to the extinguishment of debt under the Second Lien Credit Agreement.  As a result of this transaction, a premium of $2.6 million was incurred to pay all debt and interest outstanding under the Second Lien Credit Agreement and $3.2 million of existing deferred financing fees was written off.  Costs of refinancing in the second quarter of 2006 related to the consummation of the Second Lien Credit Agreement and related extinguishment of debt under the previously established credit agreement, which resulted in a write-off of existing deferred financing fees of $2.5 million

Other income/expense, net. In the second quarter of 2007, we experienced an unusually high level of other income as compared to the more typical other expense realized in the previous periods.  The other income in the second quarter of 2007 was primarily the result of a one-time cash payment received pursuant to an agreement with a third party.  Also in the first  half of 2007, a $0.5 million currency loss on the euro-denominated debt was offset by favorable balance sheet remeasurement impacts.  In the first half of 2006, we recorded a loss on the euro-denominated debt of $1.9 million, which was partly offset by a $0.7 million realized gain on interest rate derivatives that expired in March 2006.

Taxes. For the six months ended June 30, 2007, we recorded a $3.7 million tax provision on income before income taxes of $2.1 million and in the six months ended June 30, 2006, we recorded a $2.9 million tax provision on a loss before income taxes of $18.8 million.  The unusual relationship of our tax provisions to our pre-tax losses (excluding the impact of the one-time cash payment described above in the six months ended June 30, 2007) relates to a combination of factors. These factors include increased tax loss carryforwards, primarily generated in the United States, for which we have not recorded a tax benefit, as well as provisions for future tax costs which may be incurred upon the potential repatriation of certain foreign earnings that are not deemed to be permanently reinvested.  With regard to the deferred income tax assets on the tax loss carryforwards, we determined that we have not satisfied the “more likely than not” test and we increased our total valuation allowance by $2.2 million in the second half of 2007 to a total of $82.5 million. We will continue to assess the valuation allowances, and, to the extent we determine that such allowances are no longer required, these deferred income tax assets will be recognized in the future.

Segment Results

The following table presents net sales and Operating EBITDA expressed in millions of dollars for each reportable segment (totals may not foot due to rounding):

	Net Sales				Operating EBITDA (1)
	Six Months Ended June 30,		Better/(Worse) than Prior Year		Six Months Ended June 30,		Better/(Worse) than Prior Year
	2006	2007	$	%	2006	2007	$	%
	(in millions)				(in millions)

North America (2)	$62.9	$56.5	$(6.4)	(10)%	$22.8	$20.4	$(2.4)	(11)%
Operating EBITDA Margin					36%	36%	(0)%
EAME	60.7	56.7	(4.1)	(7)%	15.7	15.7	(0.0)	(0)%
Operating EBITDA Margin					26%	28%	2%
Latin America	14.7	13.3	(1.4)	(9)%	3.6	3.0	(0.6)	(17)%
Operating EBITDA Margin					25%	22%	(2)%
Asia/Pacific	9.9	13.9	4.0	40%	3.4	5.5	2.1	62%
Operating EBITDA Margin					34%	39%	5%

(1)             “Operating EBITDA” as used with respect to our operating segments is a measure upon which we assess the financial performance of these segments. Operating EBITDA excludes interest expense, income tax expense and depreciation and amortization, as well as items such as restructuring expenses, certain significant charges related to new product development and launch costs, certain litigation costs, cost related to the transition to a new exclusive distributor in the United States and certain other non-cash items or excludable gains or losses. Our definition of Operating EBITDA is largely driven by similar definitions of Bank EBITDA under our primary credit facilities.  That definition changed  in the May 2007 amendment of those credit facilities, and that change is reflected in our computation of Operating EBITDA for the 2007 period. See Note 2 to the unaudited consolidated financial statements for a description of Operating EBITDA and a reconciliation of Operating EBITDA to income or loss before income taxes. Operating EBITDA margin represents Operating EBITDA as a percentage of net sales.

(2))            North America segment results exclude immaterial sales and $1.5 million of negative Operating EBITDA related to a new product launch which management evaluates separately from this geographical segment for both of the six month periods ended June 30, 2006 and 2007, respectively.

North America

Net sales.  In North America, the sales decline was primarily related to lower sales volume and higher trade marketing spending in the grocery, drug and food service channels, as well as increased promotional spending in the club channel.  The decline in grocery, drug and food service was exacerbated by a shift in the recognition of revenue from January 2007 to December 2006 relating to the scheduling of our annual physical inventory in early January.  In the retail channel, the transition from our previous mid-priced brand to its replacement brand also contributed to the decline in sales.  These sales declines were partly offset by improved consumer demand in the club channel in response to promotional activities, improved sales in certain areas of the food service channel due to distribution gains and new product offerings, lower commissions, increased contract manufacturing activity and increased volumes and distribution in the discount channel.

Operating EBITDA. The decrease in Operating EBITDA was primarily related to the adverse margin impact of lower net sales and unfavorable sales mix.  These unfavorable impacts were partly offset by lower overall brand support, termination costs recorded in the six months ended June 30, 2006 related to the transition to a new distributor in the US that did not repeat in the same period in 2007 and lower selling, marketing and general administrative costs due to savings from restructuring actions.  Operating EBITDA margin improved slightly as reduced selling, marketing and general administrative costs as a percentage of sales was partly offset by lower gross margin as a percentage of sales relating to changes in sales mix and increased trade marketing costs.

EAME

Net sales. In the EAME region, the decline in net sales was driven primarily by the UK, France, Belgium and Hungary.  We experienced our greatest sales declines in the UK as a result of weaker consumer demand, the impact of diversion of product into the retail channel and discontinued sales to certain distributors in an effort to stop the diversion.  Continued softness in consumer demand and increased trade marketing costs reduced sales in France.  In Belgium, weakness in consumer demand, reduced pricing due to the change in business model and higher inventories than expected at December 31, 2006 negatively impacted sales, however overall profitability improved as compared to the first half of 2006.  In Hungary, lower net sales were due mainly to the shift to a distributor model after the sale of the entity in July 2006 to improve infrastructure costs and discontinued sales of low margin products.  These unfavorable impacts were partly offset by favorable currency translation of approximately $3.4 million and improved sales in several other countries, mainly Portugal and Ireland.  In Portugal, unusually high inventories at December 31, 2005 negatively impacted the first quarter of 2006, resulting in an improvement in the year over year comparison in the first half of 2007.

Operating EBITDA.  Operating EBITDA decreased mainly due to the margin impact of lower net sales, unfavorable raw material purchase prices and the impact of purchasing product in Euro for sales in countries with weaker currencies.  These declines were significantly offset by lower brand support mainly in France, the UK and Belgium and reduced marketing, selling and general administrative costs due to savings from restructuring actions and changes in business models in several markets.  The increase in Operating EBITDA margin was primarily due to reduced selling, marketing and general administrative costs as a percentage of sales partly offset by lower gross margin as a percentage of sales resulting from changes in sales mix, discounted pricing in the UK and other countries converted to a distributor model and increased pricing for raw materials.

Latin America

Net sales.  The sales decrease primarily relates to the transition to a new business model in Mexico, including  additional accruals for sales deductions and sales returns from our previous distributor, and a delay in shipping under the new business model.  This decrease in sales was partly offset by improved sales in Venezuela mainly due to a shortage of sugar.

Operating EBITDA. Operating EBITDA declined due to the adverse margin impact of lower net sales partly offset by  reductions in brand support and reduced general administrative costs due to savings from restructuring actions.  Operating EBITDA margin declined primarily due to lower gross profit as a percentage of sales partly offset by lower administrative expenses as a percentage of sales.

Asia/Pacific

Net sales. Net sales in the Asia/Pacific region increased primarily due to shipments to new distributors in Australia and India to establish beginning inventory levels and favorable currency translation.  Sales also improved in Indonesia, Malaysia and Thailand.

Operating EBITDA. Operating EBITDA increased primarily due to the margin impact of increased net sales and lower sales and general administrative costs related to business model changes, partly offset by higher brand support.  Operating EBITDA margin improved as higher gross margin as a percentage of sales and lower marketing and general administrative costs as a percentage of sales outweighed the increase in brand support as a percentage of sales.

Corporate Expenses

Corporate expenses decreased from $14.2 million in the six months ending June 30, 2006 to $14.0 million in the six months ending June 30, 2007 as higher consulting and employee related costs were more than offset by lower performance based incentives.

Liquidity and Capital Resources

Our liquidity needs are primarily met through internally generated cash flow. As needed, Merisant also borrows  under the revolving credit facility of its Amended and Restated Credit Agreement. Our primary uses of cash are cost of sales, operating expenses, debt service and capital expenditures. Foreign subsidiaries generated approximately 61% of consolidated net sales for the six month period ended June 30, 2007, and we have relied upon the repatriation of cash from our foreign subsidiaries to satisfy many of our domestic cash requirements. Historically, we had received a vast majority of funds from foreign subsidiaries through our Swiss subsidiary in the form of payments pursuant to a promissory note. This promissory note was repaid in full in January 2006. On March 30, 2006, Merisant issued a revolver note to our Swiss subsidiary, which will mature in 2011. Merisant may borrow up to $200 million from its Swiss subsidiary during the term of the revolver note, and we expect to repatriate cash to the United States through borrowings under this revolver note. The balance relating to this revolving note as of June 30, 2007 was $57.9 million, consisting of $55.6 million in outstanding borrowings and $2.3 million of accrued interest.

We had $51.0 million of cash and cash equivalents as of June 30, 2007. Our cash balance at June 30, 2007 increased 129% over the cash balance at March 31, 2007 due primarily to a one-time cash payment received pursuant to an agreement with a third party. Accounts receivable levels, time to payment and inventory levels impact the amount of internally generated cash flow. The following table shows information with respect to accounts receivable and inventory as of December 31, 2006 and June 30, 2007.  Accounts receivable decreased in the six months ended June 30, 2007 primarily due to higher sales in the fourth quarter of 2006 compared to the second quarter of 2007.  Inventory levels increased as the levels at December 31, 2006 were below ideal quantities on hand for certain products.

	December 31, 2006	June 30, 2007

Accounts receivable (in millions)	$68.0	$63.1
Days sales outstanding	83	79
Inventory (in millions)	$13.8	$15.0
Days sales in inventory	40	42

Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006

For the six months ended June 30, 2007, net cash provided by operating activities was $33.9 million compared to $10.6 million for the six months ended June 30, 2006. Operating cash flows increased $23.4 million versus the six months ended June 30, 2006, due to increased net income after adjusting for non-cash items of $26.4 million primarily due to the gain related to a one-time payment received pursuant to an agreement with a third party net of a decrease in the contribution from working capital of $3.0 million.

Net cash used in investing activities totaled $0.7 million for the six months ended June 30, 2007 compared to $1.3 million for the six months ended June 30, 2006 due to reduced spending on capital expenditures.

For the six months ended June 30, 2007, financing activities used $6.4 million in cash as compared to $7.8 million in cash for the six months ended June 30, 2006.  For the six months ended June 30, 2007, cash was provided from $85.0 million in borrowings under the Amended and Restated Credit Agreement and Merisant used cash to pay its scheduled principal payments under the Senior Credit Agreement, to pay all outstanding borrowings, interest and premium under the Second Lien Credit Agreement and to pay costs associated with the Amended and Restated Credit Agreement.   In the six months ended June 30, 2006, cash was provided from borrowings of $85.0 million under the Second Lien Credit Agreement and Merisant used cash mainly to repay borrowings of $16.0 million under the revolving loan facility of the Senior Credit Agreement, to pay principal payments on the term loans of the Senior Credit Agreement and to pay fees related to amendments to the Senior Credit Agreement.  In the six months ended June 30, 2007, we received $0.4 million in payments to repay the outstanding principal of and interest on loans previously made to employees to purchase shares of our common stock.  Borrowings under Merisant’s revolving loan facility were $0 at both December 31, 2006 and June 30, 2007.

Capital Expenditures

Capital expenditures in 2007 are expected to be in the range of $3.0 million to $5.0 million. We believe that cash on hand and internally generated cash flow, together with borrowing available under Merisant’s Amended and Restated Credit Agreement, will be sufficient to fund capital expenditures over the next 12 months.

Corporate Headquarters’ Lease

In April 2007, we entered into a new operating lease for office space in Chicago and terminated our current lease and provided the required one year notice period.  We plan to move our corporate operations to the new space in early 2008.  The new landlord paid the lease termination fee of $0.9 million on our behalf and we recorded the related expense in the second quarter of 2007.  The new lease terminates on April 30, 2024.  Current leasehold improvements and other non-transferable assets will be fully depreciated between April 2007 and the estimated date we move into the new facility and moving costs will be expensed as they are incurred.

Financing

On November 12, 2003, we issued $136.0 million stated aggregate principal amount at maturity of our Discount Notes and on July 11, 2003, Merisant issued $225.0 million principal amount of its Notes and refinanced its credit facility with the Senior Credit Agreement.  A portion of the proceeds of the Discount Notes, the Notes and the Senior Credit Agreement were used to pay a dividend to our stockholders.

The Discount Notes are unsecured obligations and are subordinated in right of payment to all of our existing and future senior indebtedness. The Discount Notes had an initial accreted value of principal of $.551 per $1 fully accreted stated principal amount at maturity.  The accreted value of principal of each Discount Note increases from the date of issuance until November 15, 2008 at the rate equal to the interest rate in effect.  The Discount Notes mature on May 15, 2014.  The stated rate of interest for the Discount Notes is 12¼% per annum and interest is payable semiannually in arrears on May 15th and November 15th, commencing May 15, 2009.

The Notes are unsecured obligations and are subordinated in right of payment to all existing and future senior indebtedness of Merisant. The Notes mature on July 15, 2013. The stated rate of interest for the Notes is 9 1/2% per annum and interest is payable semiannually in arrears on January 15th and July 15th, commencing on January 15, 2004.

The Senior Credit Agreement provided for aggregate commitments of up to $310.0 million, consisting of a revolving loan facility of $35.0 million, of which a portion is available at Merisant’s option in euro or dollars or in the form of letters of credit denominated in dollars or euro, as well as term loan facilities of $275.0 million, consisting of a Euro Term Loan A of $50.0 million, and a Term Loan B of $225.0 million, denominated in dollars. The Euro Term Loan A and the revolving loan facility have a maturity of five and one-half years while the Term Loan B has a maturity of six and one-half years. The Senior Credit Agreement is guaranteed by our company and each of Merisant’s domestic subsidiaries. The Senior Credit Agreement and the guarantees of the guarantors were secured by a first-priority security interest in substantially all of Merisant’s assets and the assets of the guarantors.

On June 23, 2006, Merisant entered into the Second Lien Credit Agreement, the borrowings under which were substantially used to pay down amounts outstanding under the Senior Credit Agreement.  The Second Lien Credit Agreement increased the aggregate principal amount of our indebtedness by $7.2 million and increased our interest expense.  Merisant’s loans outstanding under the Senior Credit Agreement had a weighted average interest rate of approximately 9.0% per annum prior to the closing of the Second Lien Credit Agreement.  Merisant’s borrowings under the Senior Credit Agreement and Second Lien Credit Agreement had a weighted average interest rate of approximately 10.3% per annum upon the closing of the Second Lien Credit Agreement.

On May 9, 2007, Merisant amended and restated its Senior Credit Agreement (the “Amended and Restated Credit Agreement”), which, among other things, increased by $85.0 million the principal amount of Tranche B Term Loans that could be borrowed by Merisant under the facility.  Merisant paid $2.5 million in fees and expenses related to this amendment and restatement which were deferred and are being amortized over the term of the related debt. Upon closing, Merisant borrowed the full $85.0 million of additional Tranche B Term Loans and used the proceeds plus cash on hand to prepay the principal of all loans outstanding under the Second Lien Credit Agreement totaling $85.0 million, plus all outstanding interest of $1.4 million and a premium of $2.6 million, or $89.0 million.  The Second Lien Credit Agreement has been terminated as a result of the transaction and there was no increase in Merisant’s long term debt.  In addition to the incurrence of fees, this transaction resulted in a write-off of existing deferred financing fees relating to the extinguishment of previously outstanding debt in the amount of $3.2 million.

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

As of June 30, 2007, unamortized deferred financing cost related to entering into the Senior Credit Agreement, the issuance of the Notes in July 2003, the issuance of the Discount Notes in November 2003, the 2005 registered exchange offer with respect to the Notes and the Discount Notes, the execution of any subsequent amendments to the Senior Credit Agreement and the execution of the Amended and Restated Credit Agreement was approximately $13.3 million and is being amortized in accordance with the terms of the respective debt instruments.

Restrictive Covenants and Bank EBITDA.  The indentures governing the Discount Notes and the Notes and the Amended and Restated Credit Agreement contain certain covenants that limit or restrict the incurrence of liens, investments (including acquisitions), sales of assets, indebtedness, restricted payments (including dividends) and mergers and consolidations, subject to certain exceptions.

The Amended and Restated Credit Agreement also requires Merisant to maintain compliance with a consolidated first-lien leverage ratio covenant, a consolidated leverage ratio covenant and a consolidated interest coverage ratio covenant. These ratios are measured on the basis of Bank EBITDA for the four fiscal quarters ending at least 45 days prior to the payment date.  Bank EBITDA is discussed here because it is the measure upon which the covenants contained in the Amended and Restated Credit Agreement are measured.  However, Bank EBITDA is not a measure of liquidity under GAAP. Accordingly, while providing useful information with respect to assessing compliance with covenants under our primary debt obligations, this measure should not be considered in isolation from, or as a substitute for, consolidated statement of cash flow data prepared in accordance with GAAP as an indication of liquidity. In addition, the Bank EBITDA measure presented may differ from, and may not be comparable to, similarly titled measures used by other companies.

Bank EBITDA as defined under the Amended and Restated Credit Agreement excludes interest expense, income tax and gross receipts tax expense, depreciation and amortization as well as certain other expenses and non-cash items, including:

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

•                                          expenses incurred by Merisant or any subsidiary prior to January 1, 2007 in connection with the development and commercialization of the all-natural, zero-calorie sweetener to be marketed under the Sweet Simplicity® trademark in an amount not to exceed in the aggregate $3,000,000 and prior to January 1, 2009 in an amount not to exceed in the aggregate $15,000,000; and

•                                          expenses incurred between January 1, 2007 and December 31, 2007 in connection with our litigation against McNeil and McNeil-PPC, Inc. in an amount not to exceed $4,000,000.

Bank EBITDA for the six months ended June 30, 2007 under the Amended and Restated Credit Agreement was $30.6 million as compared to $34.4 million for the six months ended June 30, 2006, adjusted to reflect litigation costs on a comparable basis with the current definition of Bank EBITDA.  Merisant was in compliance with the covenants under the Amended and Restated Credit Agreement at June 30, 2007.

The following table illustrates the reconciliation of Bank EBITDA to cash flow from operating activities, which management believes is the most nearly equivalent GAAP measure:

Six Months Ended June 30, 2007
(in millions)
Net cash provided by operating activities	$33.9
Provision for income taxes, net of deferred income tax provision	1.4
Interest expense, net of non-cash interest expense	21.4
Restructuring expenses (a)	0.9
Cash costs of refinancing	2.6
Other non-cash items and gains or losses excludable from Bank EBITDA (b)	(23.5)
Equity in (income) loss of affiliates	0.1
Net change in operating assets and liabilities	(6.2)
Bank EBITDA	$30.6

(a)          The charges principally relate to planned employee termination costs that have been announced in the period presented.  The restructuring liability as of the end of each period is included in Accrued expenses and other liabilities in the consolidated balance sheets.

(b)         Includes the non-cash charge related to the termination of the Chicago lease, expenses related to our litigation against McNeil and costs related to the development and commercialization of our all-natural low-calorie sweetener, which combined were more than offset by a one-time cash payment received pursuant to an agreement with a third party.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Foreign Operations

With approximately 59% and 61% of consolidated total net sales generated by subsidiaries outside of the United States in the six months ended June 30, 2006 and June 30, 2007, respectively, our ability to obtain funds necessary to meet our domestic obligations is subject to applicable laws, foreign taxes and intercompany pricing laws, including those relating to the flow of funds between our foreign affiliates pursuant to, for example, purchase agreements, licensing agreements or other arrangements.  Historically, Merisant received a vast majority of funds from foreign affiliates through its Swiss subsidiary in the form of payments pursuant to a promissory note.  The note was repaid in full in January 2006. On March 30, 2006, Merisant issued a revolver note to its Swiss subsidiary, which will mature in 2011. Merisant may borrow up to $200 million from its Swiss subsidiary during the term of the revolver note. Merisant is repatriating cash to the United States through borrowings under this revolver note, which total $57.9 million, including $2.3 million of interest, as of June 30, 2007. Regulators in the United States and other foreign countries where we operate may closely monitor our corporate structure and how it effects intercompany fund transfers.

In addition, as of June 30, 2007, foreign affiliates comprised approximately 44% of our consolidated total assets.  Accordingly, we have experienced and will continue to be exposed to foreign exchange risk.

Foreign Currency and Interest Rate Risks

Inherent in our operations are certain risks related to changes in foreign currency exchange rates and interest rates. We bear foreign exchange risk because a majority of our financing was obtained in U.S. dollars although a significant portion of revenues are earned in the various currencies of our foreign subsidiaries’ operations.  Under the Amended and Restated Credit Agreement, a portion of our financing is denominated in euro.  This euro-denominated loan decreases our transactional exposure to euro exchange fluctuations until the euro principal and interest are repaid.  Decreases in sales and earnings from euro denominated countries that result from the euro weakening against the U.S. dollar create an offset to the decrease in the euro denominated debt obligations (i.e., foreign currency transaction gain) and interest expense that also results from such a decrease in exchange rate.  Likewise, any increase in sales and earnings from the euro denominated countries that results from a strengthening euro against the U.S. dollar creates an offset to the increase in the euro denominated debt obligations (i.e., foreign currency transaction loss) and interest expense that results from such an exchange rate increase.

A significant portion of our debt bears interest at a fixed rate.  Interest rate exposure results from our floating rate borrowings. For the six months ended June 30, 2007, a 1.0% per annum increase or decrease in interest rates would have resulted in an increase or decrease in cash interest costs for our variable rate term loans of approximately $0.9 million.

In the normal course of business, we identify risks relating to foreign currency exchange rates and interest rates and mitigate their financial impact through corporate policies and, at times, through the use of derivative financial instruments.  We use derivatives only where there is an underlying exposure and do not use them for trading or speculative purposes. The counter parties to the hedging activities would be highly rated financial institutions. We did not have any foreign currency forward exchange contracts or interest rate derivatives outstanding at June 30, 2007.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation, under the supervision of the Chief Executive Officer and Interim Chief Financial Officer, of the effectiveness as of December 31, 2006 of our disclosure controls and procedures (as defined in Exchange Act Rule 15d-15(e)). Based on this evaluation, the Chief Executive Officer and Interim Chief Financial Officer had concluded that, as of December 31, 2006, our disclosure controls and procedures needed improvement and were not effective to provide reasonable assurance that information required to be disclosed by us in reports that we file with the SEC or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. In making this conclusion, the Chief Executive Officer and Interim Chief Financial Officer considered the previously disclosed material weaknesses in our internal controls over financial reporting and the status of the corrective actions to remedy those material weaknesses. Although the Chief Executive Officer and the Interim Chief Financial Officer noted certain incremental improvements during the year ended December 31, 2006, we had not formally documented and tested all of our potentially remediated controls to affirmatively conclude that such controls were operating effectively. In our reevaluation of our disclosure controls and procedures as of June 30, 2007, the Chief Executive Officer and the Chief Financial Officer noted that our company had formally documented and tested all of our potentially remediated controls and affirmatively concluded that such controls are operating effectively.

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

On November 26, 2004, Merisant Companyfiled a federal and state false advertising complaint against McNeil in the United States District Court for the Eastern District of Pennsylvania. That lawsuit sought to have McNeil’s Splenda® advertising campaign stopped and significant damages recovered.  The trial commenced on April 9, 2007 before a Philadelphia jury and the parties entered into a confidential settlement agreement on May 11, 2007.

On October 23, 2006, Merisant France SAS, our French subsidiary, commenced legal actions in the Commercial Court of Paris against McNeil and McNeil Nutritionals Ltd., McNeil’s French and UK subsidiaries respectively, related to McNeil’s advertising campaign for Splenda® in France.  Specifically, we were seeking injunctive relief and unspecified monetary damages for what we believe to be misleading advertising and violations of food labeling laws.  The Commercial Court heard oral arguments on the merits of the case on March 22, 2007, and it rendered its decision on May 10, 2007.  The Court ruled that McNeil had violated French consumer protection laws and ordered McNeil to avoid wording that refers to both the sugar origin of the artificial sweetener sucralose and the sweet taste of Splenda® as well as wording that may mislead consumers into believing that Splenda® belongs to an intermediate category between a natural food and a synthetic product.  In addition, the Court specifically ruled that McNeil must cease using the advertising slogan “because it comes from sugar, sucralose tastes like sugar (parce qu’il provient du sucre, le sucralose a un goût de sucre)” and the slogan used on packaging “with sucralose: comes from sugar and tastes like sugar (au sucralose: provient du sucre et a un goût de sucre)”. McNeil must institute these changes within 30 days from the formal issuance of judgment and may not distribute products bearing the packaging slogan after four months from the formal issuance of judgment.  The Court ordered McNeil to pay Merisant France one euro in damages and 40,000 euro to reimburse Merisant France for legal expenses.  McNeil has indicated that it does not intend to appeal this decision.

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

Item 4.  Submission of Matters to a Vote of Security Holders

The annual meeting of the stockholders of Merisant Worldwide was held on May 8, 2007 at which the stockholders elected directors and ratified the appointment of BDO Seidman, LLP as independent registered public accountant for our company and Merisant.  The stockholders elected Paul Block, Robert Albus, Arnold Donald, David House, Alec Machiels and Adam Stagliano as directors of Merisant Worldwide for an additional one-year term by a vote of  8,114,894 shares in favor and 0 shares opposed.  All stockholders voting on the issue of the appointment of BDO Seidman, LLP as independent registered public accountant voted in favor of that resolution.

On May 8, 2007, Merisant Worldwide, in its capacity as the sole stockholder of Merisant, elected Mr. Block, Mr. Albus, Mr. Donald, Mr. House, Mr. Machiels and Mr. Stagliano as the directors of Merisant for an additional one-year term.

Item 6.  Exhibits

Exhibit No.	Description
10.1	Employment Agreement dated as of April 5, 2007 between Merisant Company and Diana S. Ferguson

31.1	Certificate of Paul Block pursuant to Rule 15d-14 under the Securities Exchange Act of 1934.

31.2	Certificate of Diana S. Ferguson pursuant to Rule 15d-14 under the Securities Exchange Act of 1934.

32.1	Certificate of Paul Block pursuant to 18 U.S.C. Section 1350.

32.2	Certificate of Diana S. Ferguson pursuant to 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MERISANT WORLDWIDE, INC.

Date: August 10, 2007	By:	/s/ Diana S. Ferguson
Diana S. Ferguson
Chief Financial Officer
(on behalf of the Company and in capacity
of principal financial officer)