Form 10-Q
period 2008-09-30
Merisant Worldwide, Inc.
filed 2008-11-13
CIK 1283664

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

As of November 13, 2008, the registrant had 9,086,495 shares of common stock, par value $0.01 per share, outstanding.

This Quarterly Report is being filed pursuant to a requirement contained in the indenture governing Merisant Worldwide Inc.’s 12 1/4% Senior Subordinated Discount Notes due 2014.

MERISANT WORLDWIDE, INC.

INDEX TO REPORT

FOR THE QUARTER ENDED SEPTEMBER 30, 2008

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements of Merisant Worldwide, Inc.

MERISANT WORLDWIDE, INC.
Unaudited Consolidated Balance Sheets

(Dollars In Thousands, Except Per Share Amount)

	At December 31, 2007	At September 30, 2008
ASSETS
Cash and cash equivalents	$51,050	$11,798
Trade accounts receivable, net of allowances of $854 and $1,108, respectively	74,410	62,441
Other receivables	9,128	13,063
Inventories	13,540	25,368
Prepaid expenses and other assets	6,270	4,150
Current portion of note receivable from director	970	970
Deferred income tax assets	1,620	1,783
Total current assets	156,988	119,573
Property and equipment, net	23,509	29,779
Trademarks and other intangible assets, less accumulated amortization and impairment of $164,022 and $179,809, respectively	160,697	147,941
Goodwill	107,209	107,209
Deferred financing costs, less accumulated amortization of $11,186 and $13,919 respectively	11,464	9,606
Non-current portion of note receivable from director	1,822	910
Investment in equity affiliate	264	403
Other non-current assets	880	1,193
Total assets	$462,832	$414,614
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Accounts payable	$22,618	$18,331
Income taxes payable	1,031	644
Accrued interest expense	12,727	6,452
Accrued trade marketing and consumer promotions	14,353	15,123
Accrued incentives	8,024	696
Accrued expenses and other liabilities	11,039	12,006
Current maturities of long-term obligations	12,178	29,616
Total current liabilities	82,000	82,868
Long-term obligations, net of current maturities	540,446	524,028
Deferred income tax liabilities	23,701	26,597
Other liabilities	6,954	7,742
Total liabilities	653,101	641,235
Commitments and contingencies (Note 7)
Stockholders’ Deficit:
Common stock, $0.01 par value, 10,000,000 shares authorized, 9,169,552 shares issued and 9,086,495 shares outstanding	91	91
Due for purchase of shares in Merisant Worldwide, Inc.	(107)	(64)
Retained deficit	(185,434)	(219,526)
Accumulated other comprehensive loss	(3,038)	(3,341)
	(188,488)	(222,840)
Less cost of treasury stock (83,057 shares)	(1,781)	(1,781)
Total stockholders’ deficit	(190,269)	(224,621)
Total liabilities and stockholders’ deficit	$462,832	$416,614

The accompanying notes are an integral part of these unaudited consolidated financial statements.

MERISANT WORLDWIDE, INC.
Unaudited Consolidated Statements of Operations and

Comprehensive Income (Loss)

(Dollars In Thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2008	2007	2008
Net sales	$72,837	$64,520	$213,240	$200,486
Cost of sales	31,518	31,632	94,120	97,461
Gross profit	41,319	32,888	119,120	103,025
Operating expenses:
Marketing and selling expenses	15,921	14,492	48,202	48,308
Administration expenses	8,183	6,276	33,548	25,082
Amortization of intangible assets	5,264	5,264	16,718	15,792
Restructuring expenses	211	296	1,085	1,404
Total operating expenses	29,579	26,328	99,553	90,586
Income from operations	11,740	6,560	19,567	12,439
Other expense (income):
Interest income	(246)	(70)	(611)	(528)
Interest expense	14,543	13,620	44,880	40,976
Costs of refinancing	—	—	5,791	—
Other expense (income), net	117	1,871	(29,962)	2,505
Total other expense (income)	14,414	15,421	20.098	42,953
Income (loss) before income taxes	(2,674)	(8,861)	(531)	(30,514)
Provision for income taxes	1,336	496	5,036	3,578
Net income (loss)	$(4,010)	$(9,357)	$(5,567)	$(34,092)

Net income (loss) from above	$(4,010)	$(9,357)	$(5,567)	$(34,092)
Other comprehensive income (loss)	960	(2,959)	1,671	303
Total comprehensive income (loss)	$(3,050)	$(12,316)	$(3,896)	$(33,789)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

MERISANT WORLDWIDE, INC.
Unaudited Consolidated Statement of Stockholders’ Deficit

(Dollars In Thousands)

	Common Stock	Due for Purchase of Shares in Merisant Worldwide, Inc.	Retained Deficit	Accumulated Other Comprehensive Loss	Treasury Stock at cost	Total
Balance at December 31, 2007	$91	$(107)	$(185,434)	$(3,038)	$(1,781)	$(190,269)
Foreign currency translation adjustment	—	—	—	(303)	—	(303)
Settlement of loan for purchase of shares	—	43	—	—	—	43
Net loss	—	—	(34,092)	—	—	(34,092)
Balance at September 30, 2008	$91	$(64)	$(219,526)	$(3,341)	(1,781)	$(224,621)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

MERISANT WORLDWIDE, INC.
Unaudited Consolidated Statements of Cash Flows

(Dollars In Thousands)

	Nine Months Ended September 30,
	2007	2008
Operating Activities
Net Loss	$(5,567)	$(34,092)
Adjustments to reconcile net Loss to net cash provided by (used in) operating activities:
Depreciation	4,919	3,657
Gain on liquidation of subsidiary	(284)	—
Amortization of intangible assets	16,718	15,792
Amortization of deferred financing costs	2,740	2,734
Interest accretion on senior subordinated discount notes	10,235	11,528
Write off of deferred financing costs	3,241	—
Euro-denominated loan foreign exchange loss	1,382	341
Equity in income of affiliate	(127)	(139)
Deferred income tax provision	3,141	2,704
Changes in operating assets and liabilities, (net of business acquisition):
Trade accounts receivable	(929)	11,446
Other receivables	(994)	(3,171)
Inventories	1,005	(12,384)
Prepaid expenses and other assets	(1,917)	1,829
Accounts payable	(1,112)	(4,715)
Accrued expenses and other	(5,749)	(11,089)
Net cash provided by (used in) operating activities	26,702	(15,559)
Investing Activities
Proceeds from sale of property and equipment	216	40
Purchase of business	—	(3,400)
Purchases of property and equipment	(2,188)	(8,787)
Net cash used in investing activities	(1,972)	(12,147)
Financing Activities
Net borrowings under revolving credit facility	—	12,000
Borrowings under long-term obligations	85,088	11
Principal payments on long-term obligations	(91,649)	(22,838)
Payment of deferred financing costs	(2,537)	(876)
Settlement of loans for purchase of shares	518	43
Net cash used in financing activities	(8,580)	(11,660)
Effect of exchange rate on cash and cash equivalents	656	114
Net increase (decrease) in cash and cash equivalents	16,807	(39,252)
Cash and cash equivalents at beginning of period	23,753	51,050
Cash and cash equivalents at end of period	$40,559	$11,798

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

2.                        Segment Information

The Company primarily manufactures and markets low-calorie tabletop sweeteners globally. Therefore, the Company’s reportable segments are organized and managed principally by geographic region:  North America; Europe/Africa/Middle East, referred to as EAME; Latin America; and Asia/Pacific. The Company’s management reviews Operating EBITDA to evaluate segment performance and allocate resources. Operating EBITDA consists of segment earnings before interest expense, income tax expense, depreciation and amortization as well as items such as expenses related to restructuring charges, certain significant charges related to new product development and launch costs, certain litigation costs and certain other non-cash or excludable charges or losses. Other expense (income), net, as reported in the unaudited consolidated financial statements, is included in Operating EBITDA of the respective reportable segments, except for the portion of other expense (income), net that relates to the foreign currency transaction gains or losses associated with the Company’s euro-denominated debt (see Note 5) and unrealized gains or losses on derivative instruments. Corporate expenses include corporate staff and related amounts. Corporate expenses, interest and other expenses and the provision for income taxes are centrally managed and, accordingly, such items are not presented by segment since they are excluded from the measure of segment performance reviewed by management. The Company launched a new product line in North America in the first quarter of 2006 which management evaluates and manages separately from its other North American operations. As such, this item is also excluded from the measure of segment performance reviewed by management. The Company’s definition of Operating EBITDA is largely driven by similar definitions of Bank EBITDA under its primary credit facilities.  The definition of Bank EBITDA was adjusted in the May 2007 amendment of those facilities and that change is reflected prospectively in the Company’s computation of Operating EBITDA.  The Company’s assets, which are principally in the United States and Europe, are also managed geographically. A summary of the Company’s results of operations by reportable segment for the three and nine months ended September 30, 2007 and 2008 is as follows:

For the Three Months Ended September 30, 2007

	North America	EAME	Latin America	Asia/ Pacific	Consolidated
Total net sales for reportable segments	$29,127	$27,920	$9,508	$6,254	$72,809
Net sales related to new product launch					28
Total consolidated net sales					$72,837

Operating EBITDA	$11,298	$9,874	$2,913	$1,971	$26,056
Less (plus):
Corporate expenses					5,237
Restructuring and specified project implementation costs					414
Depreciation expense					1,590
Amortization expense					5,264
Currency loss on euro debt					879
Gain on liquidation or sale of subsidiary					(284)
Loss related to new product launch					1,314
Other non-cash expense					19
Other expense, net					(117)
Income from operations					11,740
Interest expense, net					14,297
Other expense, net					117
Loss before income taxes					$(2,674)

For the Three Months Ended September 30, 2008

	North America	EAME	Latin America	Asia/ Pacific	Consolidated
Total net sales for reportable segments	$22,100	$27,976	$10,529	$3,878	$64,483
Net sales related to new product launch					37
Total consolidated net sales					$64,520

Operating EBITDA	$6,230	$5,603	$3,512	$847	$16,192
Less (plus):
Corporate expenses					2,694
Restructuring and specified project implementation costs					325
Depreciation expense					1,382
Amortization expense					5,264
Currency gain on euro debt					(651)
Loss related to new product launch					2,486
Other non-cash expense					3
Other expense, net					(1,871)
Income from operations					6,560
Interest expense, net					13,550
Other expense, net					1,871
Loss before income taxes					$(8,861)

For the Nine Months Ended September 30, 2007

	North America	EAME	Latin America	Asia/ Pacific	Consolidated
Total net sales for reportable segments	$85,655	$84,577	$22,855	$20,157	$213,244
Net sales related to new product launch					(4)
Total consolidated net sales					$213,240

Operating EBITDA	$31,703	$25,581	$5,913	$7,428	$70,625
Less (plus):
Corporate expenses					19,282
Restructuring and specified project implementation costs					1,288
Depreciation expense					4,919
Amortization expense					16,718
Currency loss on euro debt					1,382
Gain on liquidation or sale of subsidiary					(284)
Loss related to new product launch					2,852
Other non-cash charge and net gain excludable from Operating EBITDA					4,869
Gain from receipt of one-time payment excludable from Operating EBITDA					(30,000)
Other non-cash expense					70
Other income, net					29,962
Income from operations					19,567
Interest expense, net					44,269
Cost of refinancing					5,791
Other income, net					(29,962)
Income before income taxes					$(531)

For the Nine Months Ended September 30, 2008

	North America	EAME	Latin America	Asia/ Pacific	Consolidated
Total net sales for reportable segments	$69,102	$90,454	$27,232	$13,674	$200,462
Net sales related to new product launch					24
Total consolidated net sales					$200,486

Operating EBITDA	$21,167	$22,145	$6,694	$3,225	$53,231
Less (plus):
Corporate expenses					14,283
Restructuring and specified project implementation costs					3,204
Depreciation expense					3,657
Amortization expense					15,792
Currency loss on euro debt					341
Loss related to new product launch					5,514
Expenses related to credit agreement amendments and waivers					435
Other non-cash expense					68
Other expense, net					(2,505)
Income from operations					12,439
Interest expense, net					40,448
Other expense, net					2,505
Loss before income taxes					$(30,514)

3.                        Restructuring Expenses

During the nine months ended September 30, 2008, the Company continued to evaluate opportunities to increase efficiency and reduce costs. This review resulted in the continuation of workforce reductions and planned changes in the Company’s global business model. These actions are designed to improve both financial results and the long-term value of the business. Restructuring expenses for workforce reductions of $211 and $296 were recorded for the three months ended September 30, 2007 and September 30, 2008, respectively, and $1,085 and $1,404 were recorded for the nine months ended September 30, 2007 and 2008, respectively.  The 2008 charges principally related to planned termination costs for employees including charges related to 10 additional personnel that were notified of their termination during the nine months ended September 30, 2008.  Severance payments and benefits are scheduled to be made over the next nine months.

Reconciliation of the restructuring liability at September 30, 2008 is as follows:

Restructuring liability at December 31, 2007	$182
Restructuring expenses for the nine months ended September 30, 2008	1,404
Cash payments for the nine months ended September 30, 2008	(1,255)
Restructuring liability at September 30, 2008	$331

The restructuring liability at December 31, 2007 and September 30, 2008 is included in the line item “Accrued expenses and other liabilities” in the accompanying consolidated balance sheets.

The following table presents restructuring expenses included in each segment and corporate expenses for the three and nine months ended September 30, 2007 and 2008:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2008	2007	2008
North America	$—	$327	$—	$327
EAME	204	(26)	502	796
Latin America	5	(1)	91	7
Asia/Pacific	2	(4)	332	127
Corporate	—	—	160	147
Total	$211	$296	$1,085	$1,404

4.                        Inventories

Inventories consisted of the following at December 31, 2007 and September 30, 2008:

	December 31, 2007	September 30, 2008
Raw materials and supplies	$5,767	$8,598
Work in process	383	1,381
Finished goods	7,924	16,168
Inventory obsolescence reserves	(534)	(779)
Total	$13,540	$25,368

The increase in finished goods is due to planned build up of stock related to recent changes in our foreign manufacturing operations as described further in Note 7.

5.                        Debt

The Company is highly leveraged. At September 30, 2008, the Company and its subsidiaries, including Merisant Company (“Merisant”), had $553,557 of long-term debt outstanding, consisting of $135,136 aggregate principal amount of the Company’s 12 1/4% senior subordinated discount notes due 2014 (the “Discount Notes”), $225,000 aggregate principal amount of Merisant’s 9 1/2% senior subordinated notes due 2013 (the “Notes”), and $193,421 aggregate principal amount outstanding under Merisant’s senior credit agreement (the “Senior Credit Agreement” or as amended and restated, the “Amended and Restated Credit Agreement”), excluding capital lease obligations of $89 and unused commitments on the revolving portion of the Senior Credit Agreement of $21,000.

At September 30, 2008, borrowings under the Senior Credit Agreement included $7,416 (“Term A”) aggregate principal amount of term loans bearing annual interest of 8.35%, $174,005 (“Term B”) aggregate principal amount of term loans bearing annual interest of 6.40% and $12,000 aggregate principal amount in revolver commitments, bearing annual interest of 5.97%. The Term A loans are euro-denominated and are translated into U.S. dollars at the spot rate as of September 30, 2008.

The Term A loans and the revolver commitment are scheduled to terminate in January 2009 and all amounts thereunder are scheduled to be repaid.  Most of the Term B loans ($171,803) are due at its final maturity in January 2010. Additionally, interest on the Discount Notes will become payable in cash commencing on May 15, 2009.  Semiannual interest payments of $8.6 million are required.  The indenture governing the Notes limits Merisant’s ability to pay dividends or loan cash to the Company, which has no operations of its own.

As of November 13, 2008, borrowings under Merisant’s revolving credit facility were $28,000. In aggregate, during the twelve months ending September 30, 2009, the Company and Merisant are scheduled to pay $78,300 of principal and interest under the Company and Merisant’s primary debt obligations.  Given the disruptions in the credit and financial markets in recent months, uncertainty exists as to whether we will be able to generate results from operations or consummate transactions sufficient to enable us to make all of these payments. The disruptions in the credit and financial markets have also limited access to capital and credit for many companies. We rely on a number of financial institutions and the credit and financial markets to meet our financial commitments and short-term liquidity needs if internal funds are not available. Continuing instability or disruptions of these markets could prohibit or make it more difficult for us to access new capital, significantly increase the cost of capital or limit our ability to refinance, replace or amend our existing indebtedness.  We are engaged in discussions with certain of our secured lenders and debt security holders as well as potential financing sources with regard to refinancing or restructuring all or a portion of our debt obligations. However, there can be no assurance that we will be able to refinance, replace or amend our outstanding debt obligations on terms favorable to us, or at all, particularly given current financial conditions.

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

On May 9, 2007, the Company, Merisant and certain of Merisant’s subsidiaries entered into the Amended and Restated Credit Agreement, which, among other things, increased by $85,000 the principal amount of Term B loans that could be borrowed by Merisant under the Senior Credit Agreement.  Merisant paid $2,505 in fees and expenses related to this amendment and restatement which it deferred and is amortizing over the term of the related debt. Upon closing, Merisant borrowed the full $85,000 of additional Term B loans available under the Amended and Restated Credit Agreement and used the proceeds plus cash on hand to prepay the principal of all loans outstanding under the Second Lien Credit Agreement totaling $85,000, plus all outstanding interest of $1,438 and a premium of $2,550, or $88,988.  The Second Lien Credit Agreement was terminated as a result of the transaction and there was no increase in Merisant’s long-term debt as a result of this transaction.  In addition to the incurrence of fees, this transaction also resulted in a write-off of existing deferred financing fees relating to the extinguishment of previously outstanding debt under the Second Lien Credit Agreement of $3,241.

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

Merisant paid interest on borrowings under the Senior Credit Agreement, the Second Lien Credit Agreement, and on the Notes totaling $35,933 and $32,703 for the nine months ended September 30, 2007 and 2008, respectively.

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

Merisant was in compliance with its covenants under the Amended and Restated Credit Agreement as of September 30, 2008.

Merisant was required to prepay $15,226 of the principal amount of term loans outstanding under the Amended and Restated Credit Agreement five business days after filing the annual financial statements with excess cash as required and calculated under the terms of the Amended and Restated Credit Agreement.  The prepayment was completed on April 4, 2008.

6.                        Transactions with Related Parties

Merisant has a deferred compensation payable to Arnold Donald, its former Chairman and a current director, and a note receivable in the same amount from Mr. Donald. Merisant recorded $43 and $30 of interest income on the note receivable for the three months ended September 30, 2007 and 2008, respectively, and $129 and $89 of interest income on the note receivable for the nine months ended September 30, 2007 and 2008, respectively, and an equal amount of interest expense in the respective periods.

Merisant is party to an agreement with Brand Architecture International (“Brand Architecture”) pursuant to which Brand Architecture has agreed to provide consulting services relating to the development of brand architecture for the Merisant’s brands. Merisant paid approximately $15 and $371 to Brand Architecture for the three months ended September 30, 2007 and 2008, respectively, and approximately $315 and $569 for the nine months ended September 30, 2007 and 2008, respectively, including the reimbursement to Brand Architecture for expenses relating to its work. Adam Stagliano, a member of the Company’s board of directors, is a founding director and the President and Chief Strategic Officer of Brand Architecture.

7.                        Commitments and Contingencies

The Company has an investment in an affiliate located in the Philippines that is accounted for using the equity method. The affiliate, a 50/50 joint venture, distributes sugar substitute sweeteners for the international consumer food markets, primarily under the Equal® brand. In addition to its investment in the joint venture, the Company is committed to a 50% share in any new borrowings of the joint venture. As of December 31, 2007 and September 30, 2008, there were no additional joint venture borrowings.

In July 2008, the Company started handling order processing, warehousing and trade marketing internally and through a third-party broker and logistics provider for retail grocery and drug customers in the United States rather than through its primary domestic distributors.  The Company anticipates that this operational change will reduce its operating costs, improve the efficiency of its inventory management and distribution capabilities, and provide more transparency in customer relations.  In July 2008, the Company paid the distributor $300 to facilitate this and other changes in the distribution agreement.

The Company has initiated a multi-site manufacturing strategy for EAME.  In connection with this strategy, the Company formed CzechPak Manufacturing s.r.o. to operate a new manufacturing facility located in the Czech Republic.  The Company will shift a portion of its current production and equipment to this new facility from Krüger GmbH & Co. KG, its current contract manufacturer located in Germany.  In connection with this transition, the Company and Krüger amended the parties’ manufacturing agreement.  Under the terms of the amended agreement, certain products will no longer be manufactured by Krüger and the Company will be able to move the equipment currently used by Krüger to manufacture and package these products to its CzechPak facility.  The parties extended the expiration of the manufacturing agreement from 2010 to 2012 and the Company agreed to meet certain minimum purchase commitments for each of Krüger’s facilities.  Commencing January 2009 the aggregate amount of such commitments is €29.2 million.  In addition, the Company agreed to acquire any raw materials, packaging and work in progress for the discontinued products and to increase conversion fees per unit for the products that Krüger will continue to produce.  The Company also agreed to provide credit enhancements in the event that Krüger is unable to obtain a certain level of credit insurance for its production commitments.  The Company built up additional inventory of finished products to meet anticipated market demand during the transition period.

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

8.                        Income Taxes

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109 (“FIN 48”), that clarifies the accounting and recognition for income tax positions taken or expected to be taken in the Company’s tax returns. The Company adopted FIN 48 on January 1, 2007, and recorded the cumulative effect of a change in accounting principle by recording a decrease in the liability for uncertain tax positions of $5,757, that was accounted for as a credit to opening retained earnings. At December 31, 2007 and September 30, 2008, the total liability, including interest and penalties of $715 and $771, respectively, for uncertain tax positions recorded in the Company’s balance sheet in non-current Other liabilities was $2,815 and $2,805, respectively. No uncertain tax position reserves were reversed or settled during the nine months ended September 30, 2008.  The entire amount of this consolidated worldwide liability for uncertain tax positions would affect the Company’s effective tax rate upon favorable resolution of the uncertain tax positions.  Absent new experience in defending these uncertain tax positions in the various jurisdictions to which they relate, the Company cannot currently estimate a range of possible change of the September 30, 2008 liability over the next twelve months.

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

9.                        Expansion of Operations

On April 9, 2008, Nativia Guarani, S.A., the Company’s indirect, wholly-owned subsidiary (“Nativia Guarani”), purchased a stevia processing facility and business located in Paraguay and related tangible and intangible assets from Imperio Guarani, S.A. (“Imperio Guarani”) in an asset purchase transaction. The purchase price was $5.0 million, $0.6 million of which was paid in 2007 and $3.4 million of which was paid upon the closing of the acquisition on April 9, 2008. The remaining $1.0 million of the purchase price may be paid to Imperio Guarani over the next 27 months if Imperio Guarani continues to perform under related long-term contracts during that period.  This remaining purchase price liability is classified as current payables and other noncurrent liabilities as appropriate.  In conjunction with the transaction, the Company paid $0.5 million in reimbursable value added tax which is classified as other non-current assets.  The Company is currently analyzing the recovery period.  None of the working capital of the business was acquired, so the total cost of the acquisition was allocated to long-lived fixed and intangible assets acquired based on their respective fair values (as decreased due to resulting “negative goodwill”) in accordance with FASB No. 141- Business Combinations.  The allocation resulted in $2.1 million of fixed assets (predominately machinery and equipment), $2.2 million of internally-developed technology and $0.7 million of tradenames and customer relationships.  Depreciation and amortization of these allocated balances will be deductible for income tax purposes over expected lives of two to ten years.  These assets will be tested for impairment as required under FASB No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.  The preliminary values assigned to the intangible assets were based upon future discounted cash flows related to the existing products revenue streams.

The acquisition was accounted for by the purchase method and the results of operations of the acquired business have been included in our Consolidated Statement of Operations since the date of acquisition and are not yet material.  Pro forma financial information is not presented as the effect of this acquisition is not material to the Company’s results of operations and financial position.

Upon the consummation of the acquisition, Whole Earth Sweetener Company LLC, a wholly owned subsidiary of the Company (“Whole Earth”), and Nativia Guarani entered into long-term contracts with Imperio Guarani and a consulting agreement with Sergio Chase, the principal owner of Imperio Guarani.  Imperio Guarani will exclusively supply dried stevia leaves to Nativia Guarani and collaborate on research and development projects. Management believes that the Nativia Guarani business and agreements with Imperio Guarani and Mr. Chase will assist the

Company in several ways.  A number of larger and better capitalized companies will be competing for stevia leaves and extracts, and vertical integration provides Whole Earth with more control over its supply of this natural ingredient although the Company will continue to source high purity Reb A from other suppliers.  In addition, the Company believes that Nativia Guarani and our strategic relationship with Imperio Guarani will permit Whole Earth to promote sustainable farming practices and develop improved agricultural and processing methods and technologies that may offer competitive advantages.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our unaudited consolidated financial statements and accompanying notes included elsewhere in this document. Our discussion of results by reportable segment should be read in conjunction with Note 2 to the unaudited consolidated financial statements included elsewhere in this document, which illustrates the reconciliation of Operating EBITDA to income (loss) before income taxes. Unless otherwise indicated or unless the context requires otherwise, all references in this discussion to “us”, “we”, “our” or “our company” mean Merisant Worldwide, Inc. and its consolidated subsidiaries and all references to “Merisant” mean Merisant Company.

Overview

Our company is a worldwide leader in the marketing of low-calorie tabletop sweeteners, with an estimated 22% dollar share as of December 31, 2007 of a stable global retail market, which we estimate at $1.6 billion.  We believe that our company has the leading dollar market share as of December 31, 2007 in almost half of what we estimate as the top twenty geographic markets for low-calorie tabletop sweetener sales.  Our premium-priced brands, Equal® and Canderel®, are among the most recognized low-calorie tabletop sweetener products in the world, with aided brand awareness estimated at between 90% and 95% in our four top markets.  In addition to Equal® and Canderel®, we market our products under 19 other regional brands that enjoy significant brand recognition in their target markets.  We sell our brands in over 100 countries.

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

Our worldwide headquarters is located in Chicago, Illinois, and we have principal regional offices in Mexico City, Mexico, Neuchâtel, Switzerland, and Paris, France.  We own and operate manufacturing facilities in Manteno, Illinois, Zarate, Argentina and Teplice, Czech Republic and own processing lines that are operated exclusively for us at plants located in Bergisch and Stendal, Germany and Bankrason, Thailand.  We have formed a new wholly-owned subsidiary, CzechPak Manufacturing s.r.o., to manufacture products at a facility located in the Czech Republic, which commenced production in August 2008.  The CzechPak facility initially will produce Canderel® branded products for EAME region.  As of November 13, 2008, we had 21 direct and indirect active subsidiaries, including five subsidiaries in the United States, seven subsidiaries in Europe, six subsidiaries in Mexico, Central America and South America, and three subsidiaries in the Asia Pacific region, including Australia and India.  In addition, our Swiss subsidiary holds a 50% interest in a joint venture in the Philippines.

Our core business continues to be products sweetened with aspartame, and the Equal® and Canderel® tabletop sweetener products accounted for approximately 85% of our net sales in 2007.  The majority of our 19 other regional brands around the world are also sweetened with aspartame.

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

Recent Developments

Launch of PureVia™ Brand and Related Agreements

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

Whole Earth has entered into a non-exclusive supply agreement with PureCircle pursuant to which PureCircle will supply high purity Reb A to Whole Earth.  The supply agreement has an initial term of five years.

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

Management believes that the Nativia Guarani business and agreements with Imperio Guarani and Mr. Chase will assist the company in several ways.  A number of larger and better capitalized companies will be competing for stevia leaves and extracts, and vertical integration provides Whole Earth with more control over its supply of this natural ingredient, although Whole Earth will continue to source high purity Reb A from PureCircle and other suppliers.  In addition, management believes that the formation of Nativia Guarani and our company’s strategic relationship with Imperio Guarani will permit Whole Earth to promote sustainable farming practices and develop improved agricultural and processing methods and technologies that may offer competitive advantages.

CzechPak Manufacturing Facility

We have built a new manufacturing facility in the Czech Republic which is operated by our newly formed subsidiary CzechPak Manufacturing s.r.o.  The CzechPak facility initially will employ approximately 80 people and produce Canderel® branded products for EAME region.  The facility commenced production in August 2008.  We anticipate that the CzechPak facility will reduce our manufacturing costs, allow us to introduce new products more rapidly, test new products on a limited basis and improve both operational efficiency and working capital by reducing lead times and the amount of inventory held by our distributors.  We will shift a portion of our current production and equipment to this new facility from

Krüger GmbH & Co. KG, our current contract manufacturer located in Germany.  In connection with this transition, Merisant and Krüger amended the parties’ manufacturing agreement.  Under the terms of the amended agreement, certain products will no longer be manufactured by Krüger and we will be able to move the equipment currently used by Krüger to manufacture and package these products to our CzechPak facility.  The parties extended the expiration of the manufacturing agreement from 2010 to 2012 and we agreed to meet certain minimum purchase commitments for each of Krueger’s facilities.  Commencing January 2009 the aggregate amount of such commitments is €29.2 million.  In addition, we agreed to acquire any raw materials, packaging and work in progress for the discontinued products and to increase conversion fees per unit for the products that Krüger will continue to produce.  We also agreed to provide credit enhancements in the event that Krüger is unable to obtain a certain level of credit insurance for its production commitments.

Capital Constraints and Need to Refinance or Restructure

We believe that the development and introduction of new products under our Equal® and Canderel® brands may help to stabilize our core business while PureVia™ and other innovative, all-natural sweeteners and sweetened food products from Whole Earth present growth opportunities for us. However, we may be constrained in our ability to realize fully the value of these new products as a result of our current capital structure. The successful launch of new products and marketing of our core brands requires capital, and we must use a significant portion of our cash flows from operations to service our outstanding debt. We had an aggregate of $553.6 million of short and long-term debt outstanding at September 30, 2008, including capital lease obligations and borrowings from Merisant’s revolving credit facility.  We paid $32.7 million in interest costs for the nine months ended September 30, 2008, $21.4 million of which represented interest payments on Merisant’s 9 ½% senior subordinated notes due 2013 (the “Notes”). If we cannot generate cash flows from operations significantly in excess of our debt obligations, we may not have the resources required to fully realize the value of our strategic initiatives.

In order to maximize value, management is focused on refinancing or restructuring all or part of our debt obligations.  By January 11, 2009, approximately $7.4 million principal amount of the Term A loans and $28.0 million of revolving loans currently outstanding under Merisant’s senior credit facility as of November 13, 2008 will become due and payable, and we will no longer be able to draw revolving loans or issue letters of credit under Merisant’s senior credit facility.  We have a total of $45.9 million in interest and principal payments that become due and payable in January 2009.  In addition, interest on our 12 ¼% senior subordinated discount notes due 2014 (the “Discount Notes”), will become payable in cash commencing on May 15, 2009.  The indenture governing the Notes limits Merisant’s ability to pay dividends or loan cash to our company, which has no operations of its own.

As of November 13, 2008, borrowings under Merisant’s revolving credit facility were $28.0 million. In aggregate, during the twelve months ending September 30, 2009, we and Merisant are scheduled to pay $78.3 million of principal and interest under our and Merisant’s primary debt obligations.  Given the disruptions in the credit and financial markets in recent months, uncertainty exists as to whether we will be able to generate results from operations or consummate transactions sufficient to enable us to make all of these payments. The disruptions in the credit and financial markets have also limited access to capital and credit for many companies. We rely on a number of financial institutions and the credit and financial markets to meet our financial commitments and short-term liquidity needs if internal funds are not available. Continuing instability or disruptions of these markets could prohibit or make it more difficult for us to access new capital, significantly increase the cost of capital or limit our ability to refinance, replace or amend our existing indebtedness.  We are engaged in discussions with certain of our secured lenders and debt security holders as well as potential financing sources with regard to refinancing or restructuring all or a portion of our debt obligations. However, there can be no assurance that we will be able to refinance, replace or amend our outstanding debt obligations on terms favorable to us, or at all, particularly given current financial market conditions.

Results of Operations

For each of the periods discussed below, the information set forth under the caption “Consolidated Results” represents an overview of our company’s results of operations on a consolidated basis. Additional detail regarding the results of operations can be found under the caption “Segment Results” for each period discussed below.

Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007

The following table sets forth certain of our company’s financial data for the three month periods ended September 30, 2007 and 2008 (totals may not foot due to rounding).

	Three Months Ended September 30,		Three Months Ended September 30,
	2007	2008	2007	2008	Better/(Worse) than Prior Year
	(in millions)		As % of Net Sales		Dollars	%
Net sales	$72.8	$64.5	100%	100%	$(8.3)	(11)%
Cost of sales	31.5	31.6	43%	49%	(0.1)	(0)%
Gross profit	41.3	32.9	57%	51%	(8.4)	(20)%
Operating expenses:
Marketing and selling expenses	15.9	14.5	22%	22%	1.4	9%
Administration expenses	7.8	5.5	11%	8%	2.3	29%
Research and development costs	0.4	0.8	0%	1%	(0.4)	(118)%
Amortization of intangible assets	5.3	5.3	7%	8%	0.0	0%
Restructuring expenses	0.2	0.3	0%	0%	(0.1)	(40)%
Total operating expenses	29.6	26.3	41%	41%	3.3	11%
Income from operations	11.7	6.6	16%	10%	(5.2)	(44)%
Other expenses (income):
Interest income	(0.2)	(0.1)	(0)%	(0)%	(0.2)	(72)%
Interest expense	14.5	13.6	20%	21%	0.9	6%
Other expense (income), net	0.1	1.9	(0)%	3%	(1.8)	(1,500)%
Total other expenses	14.4	15.4	20%	24%	(1.0)	(7)%
Income (loss) before income taxes	(2.7)	(8.9)	(4)%	(14)%	(6.2)	(231)%
Provision for income taxes	1.3	0.5	2%	1%	0.8	63%
Net loss	$(4.0)	$(9.4)	(6)%	(15)%	$(5.3)	(133)%

Consolidated Results

Net sales. Overall, net sales declined in the third quarter of 2008 compared to the third quarter of 2007.  The decline was related to lower sales in North America and Asia/Pacific partially offset by higher sales in Latin America.  Overall net sales in EAME during the third quarter of 2008 were stable compared to the same period last year.  In North America, net sales declined as a result of our transition from a distribution sales model for our retail business to a direct sales model along with a decline in consumer consumption.  These negative impacts on net sales were slightly offset by decreased trade marketing spending.  In Asia/Pacific, we are implementing a change in our supply chain that decreased shipments to our distributor in Australia.  Offsetting these declines slightly was improved performance in the Latin America region along with the consolidated sales impact of the devaluation of the U.S. dollar compared to the third quarter of 2007 and the resulting currency translation which accounted for approximately $1.6 million of incremental net sales in the third quarter of 2008.  In the EAME region, UK sales increased in conjunction with a price increase.  In Latin America, Argentina also implemented a price increase which positively impacted the net sales compared to the same quarter in 2007.  In Mexico, we continue to maintain high brand awareness, though our competitor, Splenda®, has invested heavily in advertising over the past 21 months.  This has resulted in a decrease in consumer demand for our products along with pricing pressure particularly in the club channel.

Cost of sales. Cost of sales increased, despite the decline in sales, due to one-time start up costs related to our manufacturing plant in the Czech Republic, sales increases in lower margin products, the impact of purchasing product in euro for sales in countries with weaker currencies and unfavorable raw material purchase prices.  Overall, gross profit as a percentage of net sales declined from 57% for the three months ended September 30, 2007 to 51% for the three months ended September 30, 2008 due to the increases in costs discussed above as well as increased trade marketing in France.

Operating expenses. Marketing and selling expenses decreased due to lower performance-based incentives in all regions along with lower brand support in North America.  This was partially offset by higher brand support in Latin America related to our Canderel® anniversary promotion, unfavorable currency impacts in the EAME region and increased costs related to our new product launch.  Administration expenses decreased mainly due to lower litigation and performance-based incentives.

During the third quarter of 2008, we continued our restructuring initiatives to improve both financial results and the long-term value of the business. As a result of these actions, we recorded restructuring charges for workforce reductions of $0.3 million in the third quarter of 2008 as compared to $0.2 million in the third quarter of 2007. The restructuring charges incurred in the third quarter of 2008 relate primarily to new employee termination costs and are expected to be substantially paid by May 31, 2009. Additional information regarding restructuring charges and the related liability can be found in Note 3 to the unaudited consolidated financial statements located elsewhere in this document.

Interest. Our interest expense decreased as a net result of overall decreases in interest rates on variable interest debt instruments and lower principal balances for the third quarter of 2008 compared to the third quarter of 2007.  Offsetting this decrease was interest calculated on a higher accreted balance on our Discount Notes during the third quarter of 2008.

Other expense, net.  In the third quarter of 2008, a $0.7 million currency gain on the euro-denominated debt was more than offset by unfavorable balance sheet remeasurement impacts.  In the third quarter of 2007, we recorded a loss on the euro-denominated debt of $0.9 million which was more than offset by favorable balance sheet remeasurement impacts.

Taxes.  For the three months ended September 30, 2008, we recorded a $0.5 million tax provision on a loss before income taxes of $8.9 million. The unusual relationship of our tax provision to the pre-tax loss in the third quarter of 2008 relates to a combination of factors. These factors include increased tax loss carryforwards, primarily generated in the United States, for which we have not recorded a tax benefit, as well as provisions for future tax costs which may be incurred upon the potential repatriation of certain 2008 foreign earnings that are not deemed to be permanently reinvested.  With regard to the deferred income tax assets on the tax loss carryforwards, we determined that we have not satisfied the “more likely than not” test and we increased our total valuation allowance by $6.9 million in the third quarter of 2008 to a total of $101.9 million. We will continue to assess the valuation allowances, and, to the extent we determine that such allowances are no longer required, these deferred income tax assets will be recognized in the future.  The similar unusual relationship in 2007 is due to the same factors.

Segment Results

The following table presents net sales and Operating EBITDA expressed in millions of dollars for each reportable segment (totals may not foot due to rounding):

	Net Sales				Operating EBITDA (1)
	Three Months Ended September 30,		Better/(Worse) than Prior Year		Three Months Ended September 30,		Better/(Worse) than Prior Year
	2007	2008	$	%	2007	2008	$	%
	(in millions)				(in millions)

North America (2)	$29.1	$22.1	$(7.0)	(24)%	$11.3	$6.2	(5.1)	(45)%
Operating EBITDA Margin					39%	28%	(11)%
EAME	27.9	28.0	0.1	0%	9.9	5.6	(4.3)	(43)%
Operating EBITDA Margin					35%	20%	(15)%
Latin America	9.5	10.5	1.0	11%	2.9	3.5	0.6	21%
Operating EBITDA Margin					31%	33%	3%
Asia/Pacific	6.3	3.9	(2.4)	(38)%	2.0	0.8	(1.1)	(57)%
Operating EBITDA Margin					32%	22%	(10)%

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

(2)          North America segment results exclude immaterial sales and $2.5 million of negative Operating EBITDA related to a new product launch which management evaluates separately from this geographical segment for the three month period ended September 30, 2008.

North America

Net sales.  In North America, the net sales decline was driven by the planned impact of our transition from our distributor model to a direct sales distribution model.  Shipments to our distributor were significantly reduced during the month of July as the distributor continued to ship product to the trade and consume the remaining product on hand.  Also contributing to the decline was decreased sales volume in the club, food service, and ingredient channels along with a decrease in consumer consumption in the retail, club and food service channels.  These negative variances were partially offset by decreased trade spending in the food service and retail channels.

Operating EBITDA. The decrease in Operating EBITDA and Operating EBITDA margin was primarily related to the margin impact of lower net sales.  These unfavorable impacts were partially offset by lower overall brand support and lower sales and marketing administration costs.

EAME

Net sales. In the EAME region, net sales were stable during the third quarter of 2008 compared to the same period of 2007 as net sales in the Middle East and the UK along with the positive currency translation impact were offset by weak performance in France. Strong net sales performance in the Middle East was related to our intentional increases in distributor inventory levels in preparation for our change in manufacturing locations.  In the first quarter of 2007, as a result of diversion of product into the retail channel, we discontinued sales to certain UK distributors in an effort to stop the diversion.  In the third quarter of 2008, sales in the UK continued to perform at levels realized in the second half of 2007 after stopping the diversion of product.  In addition, we implemented a price increase in the UK.  Continued softness in consumer demand as well as increased trade spending reduced sales in France.  The devaluation of the U.S. dollar and the resulting currency translation effect on our financial statements accounted for approximately $1.2 million of the net sales increase in the EAME region.

Operating EBITDA.  Operating EBITDA and Operating EBITDA margin decreases are mainly due to unfavorable currency impacts related to cost of goods sold, one-time start up costs related to our new manufacturing operations in the Czech Republic, and unfavorable impacts of the remeasurement of the Swiss entity’s balance sheet.  These negative impacts were slightly offset by reduced general administrative costs due mainly to savings from lower performance-based incentives, restructuring actions and facility related changes in France.

Our CzechPak facility commenced production in August 2008 and will manufacture Canderel® products for the EAME region.  We anticipate that the CzechPak facility will reduce our manufacturing costs, allow us to introduce new products more rapidly, test new products on a more limited basis and improve both operational efficiency and working capital by reducing lead times and the amount of inventory held by our distributors in the region.

Until the start-up of the CzechPak facility, most of our Canderel® products for the EAME region had been manufactured by Krüger GmbH & Co. KG under a long-term contract manufacturing agreement.  We intend to shift a portion of the production currently handled by Krüger to the CzechPak facility.  On October 8, 2008, we entered into an agreement with Krüger that amends the terms of the manufacturing agreement.  Under the terms of the amended agreement, certain products will no longer be manufactured by Krüger and we will be able to move the equipment currently used by Krüger to manufacture and package these products to our CzechPak facility.  The parties extended the expiration of the manufacturing agreement from 2010 to 2012 and we agreed to meet certain minimum purchase commitments for each of Krueger’s facilities. Commencing January 2009 the aggregate amount of such commitments is €29.2 million.  In addition, we agreed to acquire any raw materials, packaging and work in progress for the discontinued products and to increase conversion fees per unit for the products that Krüger will continue to produce.  We also agreed to provide credit enhancements in the event that Krüger is unable to obtain a certain level of credit insurance for its production commitments.

Latin America

Net sales.  Improved sales in the third quarter of 2008 relates primarily to a price increase implemented in Argentina.  In addition, Peru sales volume increased due to strong performance from a new distributor and its effective execution of promotions.  Venezuela sales performance also improved as a result of strong promotional activity.  These positive results were partially offset by declines in Mexico sales volume.

Operating EBITDA. Operating EBITDA and Operating EBITDA margin increased due to the increase in net sales despite higher raw material costs across the region and increased brand support in Mexico.

Asia/Pacific

Net sales. Net sales in the Asia/Pacific region decreased due to lower shipments to our distributor in Australia related to a change in manufacturing locations.  In preparation for the transition, we decreased inventory levels at our distributor.  We have commenced manufacturing operations at a local facility late in the third quarter.  Overall, market trends in this region have remained stable.

Operating EBITDA. Operating EBITDA and Operating EBITDA margin decreased primarily due to the decreased sales coupled with higher cost of goods sold related to unfavorable currency variances.

Corporate Expenses

Corporate expenses decreased from $5.2 million in the third quarter of 2007 to $2.7 million in the third quarter of 2008, primarily due to lower performance-based incentives, lower consulting fees and lower legal costs.

Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007

The following table sets forth certain of our company’s financial data for the nine month periods ended September 30, 2007 and 2008 (totals may not foot due to rounding).

	Nine Months Ended September 30,		Nine Months Ended September 30,
					Better/(Worse)
	2007	2008	2007	2008	than Prior Year
	(in millions)		As % of Net Sales		Dollars	%
Net sales	$213.2	$200.5	100%	100%	$(12.8)	(6)%
Cost of sales	94.1	97.5	44%	49%	(3.3)	(4)%
Gross profit	119.1	103.0	56%	51%	(16.1)	(14)%
Operating expenses:
Marketing and selling expenses	48.2	48.3	23%	24%	(0.1)	(0)%
Administration expenses	32.5	23.0	15%	11%	9.5	29%
Research and development expenses	1.1	2.1	1%	1%	(1.0)	(94)%
Amortization of intangible assets	16.7	15.8	8%	8%	0.9	6%
Restructuring expenses	1.1	1.4	1%	1%	(0.3)	(29)%
Total operating expenses	99.6	90.6	47%	45%	9.0	9%
Income from operations	19.6	12.4	9%	6%	(7.1)	(36)%
Other expenses (income):
Interest income	(0.6)	(0.5)	(0)%	(0)%	(0.1)	(14)%
Interest expense	44.9	41.0	21%	20%	3.9	9%
Costs of refinancing	5.8	—	3%	—%	5.8	100%
Other expense (income), net	(30.0)	2.5	(14)%	1%	(32.5)	(108)%
Total other expense (income)	(20.1)	43.0	9%	21%	(22.9)	(114)%
Income (loss) before income taxes	(0.5)	(30.5)	0%	(15)%	(30.0)	(5,647)%
Provision for income taxes	5.0	3.6	2%	2%	1.4	28%
Net income (loss)	$(5.7)	$(34.1)	(3)%	(17)%	$(28.5)	(512)%

Consolidated Results

Net sales. Overall, net sales declined in the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007.  The decline was related to lower sales in North America and Asia/Pacific offset by higher sales in EAME and Latin America.  In North America, net sales declined as a result of a decline in consumer consumption and a decline in inventory levels maintained by our distributor in the food service channel.  In the retail channel, the planned transition from a distributor model to a direct sales model negatively impacted sales as distributor inventory levels were significantly reduced and we commenced direct shipments to our customers.  These negative impacts on net sales were slightly offset by decreased trade marketing spending.  In Asia/Pacific, we had high net sales in the first quarter of 2007 related to shipments to new distributors to establish beginning inventory levels which did not repeat in 2008.  This impact was exasperated during 2008 as we transitioned to a local manufacturer and reduced distributor inventory levels further in the region to shorten lead times.  Offsetting these declines were improved performance in the EAME and Latin America regions along with the consolidated sales impact of the devaluation of the U.S. dollar and the resulting currency translation impact which accounted for approximately $8.3 million of incremental net sales.  In the EAME region, UK sales continued the momentum achieved in the second half of 2007 as the impact of the late 2006 diversion has subsided.  Additionally, strong market trends and a third quarter price increase have contributed to the positive performance in the UK.  In Latin America, we implemented a price increase in Argentina to offset rising costs and a new distributor in Peru has maintained strong performance.

Cost of sales. Cost of sales increased, despite the slight decline in sales, due to sales increases in lower margin products, such as contract manufacturing, one time costs related to the start up of new manufacturing operations, the impact of purchasing product in euro for sales in countries with weaker currencies and unfavorable raw material purchase prices.

Overall, gross profit as a percentage of net sales declined from 56% for the nine months ended September 30, 2007 to 51% for the nine months ended September 30, 2008 due to the increases in costs discussed above, and to a lesser extent, increased trade marketing in France.

Operating expenses. Marketing and selling expenses increased slightly due to higher brand support in Latin America, unfavorable currency impacts, and increased costs related to our new product launch. These unfavorable impacts were partially offset by lower brand support and commissions in North America, lower brand support in Asia/Pacific, as well as lower performance-based incentives in all regions.  Administration expenses decreased mainly due to lower litigation costs and lower performance-based incentives.

During the nine months ended September 30, 2008, we continued our restructuring initiatives to improve both financial results and the long-term value of the business. As a result of these actions, we recorded restructuring charges for workforce reductions of $1.4 million in the first nine months of 2008 as compared to $1.1 million in the first nine months of 2007. The restructuring charges incurred in 2008 relate primarily to new employee termination costs and are expected to be substantially paid by May 31, 2009. Additional information regarding restructuring charges and the related liability can be found in Note 3 to the unaudited consolidated financial statements located elsewhere in this document.

Interest. Our interest expense decreased as a net result of lower interest bearing loans under our Amended and Restated Credit Agreement compared to the higher interest bearing loans under our Second Lien Credit Agreement in 2007, as well as overall decreases in interest rates on variable interest debt instruments.  Our borrowings under the Senior Credit Agreement and Second Lien Credit Agreement had a weighted average interest rate of approximately 10.3% per annum upon the closing of the Second Lien Credit Agreement.  In May 2007, we refinanced and therefore terminated the Second Lien Credit Agreement as described below.  Offsetting this decrease was interest calculated on a higher accreted balance on our Discount Notes during the nine months ended September 30, 2008.

Costs of refinancing.  Costs of refinancing for the nine months ended September 30, 2007 related to the extinguishment of debt under the Second Lien Credit Agreement.  As a result of this transaction, a premium of $2.6 million was incurred to pay all debt and interest outstanding under the Second Lien Credit Agreement and $3.2 million of existing deferred financing fees was written off.

Other expense, net. In the second quarter of 2007, we experienced an unusually high level of other income as compared to the more typical other expenses realized in 2008.  The other income in the second quarter of 2007 was primarily the result of a one-time cash payment received pursuant to an agreement with a third party. In the first nine months of 2008, we recorded a $0.3 million currency loss on the euro-denominated debt as well as an unfavorable balance sheet remeasurement impact.  In the first nine months of 2007, we recorded a loss of $1.4 million on the euro-denominated debt which was partially offset by a favorable balance sheet remeasurement impact.

Taxes. For the nine months ended September 30, 2008, we recorded a $3.6 million tax provision on a loss before income taxes of $30.5 million. The unusual relationship of our tax provision to the pre-tax loss in the nine months ended September 30, 2008 relates to a combination of factors. These factors include increased tax loss carryforwards, primarily generated in the United States, for which we have not recorded a tax benefit, as well as provisions for future tax costs which may be incurred upon the potential repatriation of certain 2008 foreign earnings that are not deemed to be permanently reinvested.  With regard to the deferred income tax assets on the tax loss carryforwards, we determined that we have not satisfied the “more likely than not” test and we increased our total valuation allowance by $14.4 million in the nine months ended September 30, 2008 to a total of $101.9 million. We will continue to assess the valuation allowances, and, to the extent we determine that such allowances are no longer required, these deferred income tax assets will be recognized in the future.  The similar unusual relationship in 2007 is due to the same factors.

Segment Results

The following table presents net sales and Operating EBITDA expressed in millions of dollars for each reportable segment (totals may not foot due to rounding):

	Net Sales				Operating EBITDA (1)
	Nine Months Ended September 30,		Better/(Worse) than Prior Year		Nine Months Ended September 30,		Better/(Worse) than Prior Year
	2007	2008	$	%	2007	2008	$	%
	(in millions)				(in millions)

North America (2)	$85.7	$69.1	(16.6)	(19)%	$31.6	$21.2	(10.5)	(33)%
Operating EBITDA Margin					37%	31%	(6)%
EAME	84.6	90.5	5.9	7%	25.6	22.1	(3.4)	(13)%
Operating EBITDA Margin					30%	25%	(6)%
Latin America	22.9	27.2	4.3	19%	5.9	6.7	0.8	13%
Operating EBITDA Margin					26%	25%	(1)%
Asia/Pacific	20.2	13.7	(6.5)	(32)%	7.4	3.2	(4.2)	(57)%
Operating EBITDA Margin					37%	24%	(13)%

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

(2)

North America segment results exclude immaterial sales and $5.5 million of negative Operating EBITDA related to a new product launch which management evaluates separately from this geographical segment for the nine month period ended September 30, 2008.

North America

Net sales.  In North America, the net sales decline was driven by the planned impact of our transition from our distributor to a direct sales model for the retail channel.  In addition, our distributor inventory levels were higher than usual at December 31, 2007 in the food service channel which resulted in a decrease in shipments during the first nine months of 2008 compared to the first nine months of 2007.  We also experienced decreased consumer consumption in the food service and retail channels slightly offset by decreased trade marketing spending.  In the club channel, though the timing and extent of our promotional activities varied when comparing the first nine months of 2007 to the first nine months of 2008, we have experienced decreases in consumption and sales volume.

On January 29, 2008, we delivered notice to ACH Food Companies, Inc. (“ACH”) that the distribution agreement between Merisant US, Inc. and ACH would terminate on July 27, 2008 with respect only to the retail grocery channel.  We have partially terminated the distribution agreement so that we can pursue a direct distribution model for retail customers in the United States.  We will handle order processing, warehousing and trade marketing internally and through a third-party broker and logistics providers for retail grocery and drug customers in the United States which we anticipate will reduce our operating costs, improve the efficiency of our inventory management and distribution capabilities, and provide more transparency in customer relations.  In July 2008, we paid the distributor $0.3 million to facilitate this and other changes in the distribution agreement.  This expense is included in operating expenses for the nine months ended September 30, 2008.

Operating EBITDA. The decrease in Operating EBITDA and Operating EBITDA margin were primarily related to the margin impact of lower net sales.  This unfavorable impact was partially offset by lower overall brand support and commissions.

EAME

Net sales. In the EAME region, the increase in net sales was driven primarily by the UK, the Middle East and Belgium along with the positive currency translation impact. In the first quarter of 2007, as a result of diversion of product into the retail channel, we discontinued sales to certain UK distributors in an effort to stop the diversion.  In the first half of 2008, sales in the UK continued to perform at levels realized in the second half of 2007 after stopping the diversion of product and we have experienced a strong market demand.  Strong net sales performance in the Middle East was related to our intentional increases in distributor inventory levels in preparation for our change in manufacturing locations.  In Belgium, our distributor carried higher inventories than expected at December 31, 2006, negatively impacting sales in the first quarter of 2007 and thus reflecting a favorable period to period comparison.  Continued softness in consumer demand as well as increased trade spending reduced net sales in France. The devaluation of the U.S. dollar compared to the same period in 2007 and the resulting currency translation effect on our financial statements accounted for approximately $6.8 million of the net sales increase in the EAME region.

Operating EBITDA.  Operating EBITDA and Operating EBITDA margin decreased despite the increase in net sales due to unfavorable currency impacts on the cost of goods sold, unfavorable balance sheet remeasurements and one-time costs related to the start up of new manufacturing operations in the Czech Republic that are not excluded from Bank EBITDA.

Latin America

Net sales.  Net sales improvement relates primarily to a price increase implemented in Argentina along with continued strong performance from our distributor in Peru which distributes both locally and throughout the region.  In addition, net sales in Mexico for the nine months ended September 30, 2008 improved compared to the same period in 2007.  However, unusually low sales were reported in Mexico in the first half of 2007 as we converted to a direct distribution model for the grocery channel.  Overall, trends in Mexico indicate a decrease in consumer demand for our product as our competitor, Splenda®, experiences positive results from its heavy consumer and trade promotion spending.

Operating EBITDA. Operating EBITDA and Operating EBITDA margin increased due to the increase in net sales despite higher brand support in Mexico and the overall impact of increased cost of goods sold.

Asia/Pacific

Net sales. Net sales in the Asia/Pacific region decreased primarily due to unusually high sales in the first quarter of 2007 related to shipments to new distributors in Australia and India to establish beginning inventory levels which did not repeat in 2008.  Net sales were also impacted by a decrease in inventory levels at our Asia/Pacific distributors in 2008 related to the start-up of our local production as we shorten lead times.

Operating EBITDA. Operating EBITDA and Operating EBITDA margin decreased primarily due to the decreased sales coupled with higher cost of goods sold and lower brand support against significantly lower sales.

Corporate Expenses

Corporate expenses decreased from $19.3 million in the nine months ended September 30, 2007 to $14.3 million in the nine months ended September 30, 2008, primarily due to lower litigation costs relating to our lawsuit against McNeil incurred in 2007 and lower performance-based incentives.

Liquidity and Capital Resources

Our liquidity needs are primarily met through internally generated cash flow supplemented in 2007 by a one-time payment received pursuant to an agreement with a third party. As needed, Merisant also borrows money under the revolving credit facility of the Amended and Restated Credit Agreement.  Our primary uses of cash are cost of sales, operating expenses, debt service, and capital expenditures and, in 2008, the acquisition of Nativia Guarani. Foreign subsidiaries generated approximately 59% of consolidated net sales during the year ended December 31, 2007, and our U.S. operations have relied upon the repatriation of cash from our foreign subsidiaries to satisfy many of our domestic cash requirements. Historically, our U.S. operations had received a vast majority of funds from foreign subsidiaries through our Swiss subsidiary in the form of payments pursuant to a promissory note. This promissory note was repaid in full in January 2006. On March 30, 2006, Merisant issued a revolver note to our Swiss subsidiary, which will mature in 2011. Merisant may borrow up to $200 million from our Swiss subsidiary during the term of the revolver note, and we expect to repatriate cash to the United States through borrowings under this revolver note. The principal balance relating to this revolving note as of September 30, 2008 was $102 million.

We had $11.8 million of cash and cash equivalents as of September 30, 2008 compared to $51.1 million of cash and cash equivalents at December 31, 2007.  The decrease is related to debt and interest payments along with 2008 operating cash expenditures that included the purchase of Nativia Guarani and higher than usual capital expenditures.  Merisant was were also required to prepay $15.2 million of the principal amount of term loans outstanding under its Amended and Restated Credit Agreement five business days after filing its 2007 Annual Report with excess cash as required and calculated under the terms of our Amended and Restated Credit Agreement.  This prepayment was made on April 4, 2008 and decreased our cash balance accordingly.  The decrease was offset with $12.0 million in borrowings from our revolving credit facility.  Our net cash outflows in the fourth quarter of 2008 are expected to be less than the average run rate of the first three quarters of 2008 as several one-time outflows are not expected to repeat.  These items include a three to six month inventory build in the EAME, the purchase of the Nativia Guarani business, and the prepayment of debt principal.

Accounts receivable levels, time to payment and inventory levels impact the amount of internally generated cash flow. The following table shows information with respect to accounts receivable and inventory as of December 31, 2007 and September 30, 2008.  Accounts receivable decreased in the nine months ended September 30, 2008 primarily due to higher sales in the fourth quarter of 2007 compared to the third quarter of 2008.  Inventory levels increased in the nine months ended September 30, 2008 as compared to December 31, 2007, primarily due to planned increases in finished goods quantities on hand in our foreign subsidiaries related to supply chain synchronization efforts to decrease lead times and to prepare for the commencement of operations at our manufacturing plant in the Czech Republic.

	December 31, 2007	September 30, 2008

Accounts receivable (in millions)	$74.4	$62.4
Days sales outstanding	92	82
Inventory (in millions)	$13.5	$25.4
Days sales in inventory	38	66

Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007

For the nine months ended September 30, 2008, net cash used by operating activities was $15.6 million compared to cash provided of $26.7 million for the nine months ended September 30, 2007. Operating cash flows decreased $42.3 million versus the nine months ended September 30, 2007, due to a decrease in the contribution from working capital of $8.4 million and decreased net income after adjusting for non-cash items of $33.9 million primarily due to the gain related to a one-time payment received in 2007 pursuant to an agreement with a third party.

Net cash used in investing activities totaled $12.1 million for the nine months ended September 30, 2008 compared to $2.0 million for the nine months ended September 30, 2007 due to increased spending on capital expenditures, primarily related to our new manufacturing operations in the Czech Republic and a business acquisition in 2008.

For the nine months ended September 30, 2008, financing activities used $11.7 million in cash as compared to using $8.6 million in cash for the nine months ended September 30, 2007.  For the nine months ended September 30, 2008, Merisant used cash to pay its scheduled and additional required principal payments under the Amended and Restated Credit Agreement and borrowed $12.0 million under our revolving credit facility.  For the nine months ended September 30, 2007, cash was provided from $85.0 million in borrowings under the Amended and Restated Credit Agreement and Merisant used cash to pay its scheduled principal payments under the Senior Credit Agreement, to pay all outstanding borrowings, interest and premium under the Second Lien Credit Agreement and to pay costs associated with the Amended and Restated Credit Agreement.  Borrowings under Merisant’s revolving credit facility were $0 at December 31, 2007, $12.0 million at September 30, 2008 and $28.0 million at November 13, 2008.

Capital Expenditures

Capital expenditures in 2008 are expected to be in the range of $15 million to $17 million.  The majority of the 2008 capital expenditures related to the establishment of our new manufacturing operations in the Czech Republic.  We believe that internally generated cash flow, together with borrowing available under Merisant’s Amended and Restated Credit

Agreement, will be sufficient to fund capital expenditures during the remainder of 2008. Merisant is seeking to refinance its existing Amended and Restated Credit Agreement prior to the scheduled maturity of its revolving credit facility in January 2009.

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

The Senior Credit Agreement, as of September 30, 2008, provides for aggregate commitments of up to $310.0 million, consisting of a revolving loan facility of $35.0 million, of which a portion is available at Merisant’s option in euro or dollars or in the form of letters of credit denominated in dollars or euro, as well as term loan facilities of $275.0 million, consisting of a euro Term A loan of an original amount of $50.0 million, and a Term B loan of an original amount of $225.0 million, denominated in dollars. The euro Term A loan and the revolving loan facility mature in January 2009 while the Term B loan matures in 2010. The Senior Credit Agreement is guaranteed by our company and each of Merisant’s domestic subsidiaries. The Senior Credit Agreement and the guarantees of the guarantors are secured by a first-priority security interest in substantially all of Merisant’s assets and the assets of the guarantors.

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

Upon closing of the above transaction and execution of the related amendment, the interest rate on all term loans and revolving loans outstanding under the Amended and Restated Credit Agreement increased from euro-LIBOR and LIBOR plus 325 basis points per annum to euro-LIBOR and LIBOR plus 350 basis points per annum.  As a result of the termination of the Second Lien Credit Agreement, Merisant’s effective interest rate on variable interest rate debt decreased from 10.63% per annum prior to the closing of this transaction to 8.73% per annum subsequent to this transaction.  As of September 30, 2008, Merisant had $193.4 million in borrowings outstanding under the Amended and Restated Credit Agreement and $12.0 million in borrowings under our revolving credit line with effective interest rates of 7.43% and 5.97%, respectively.  As a result of the $15.2 million prepayment of term loans under the Amended and Restated Credit Agreement and a reduction of the LIBOR, we anticipate that our cash interest expense will decrease by approximately $4.0 million for the year ending

December 31, 2008 compared to the year ended December 31, 2007.  The effective interest rate under the Amended and Restated Credit Agreement is significantly below current market conditions for companies with comparable credit risk.  As such, if we refinance or restructure our credit facility in the current credit environment, we expect to be subject to substantially higher interest rates.

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

We are engaged in discussions with certain of our secured lenders and debt security holders as well as potential financing sources with regard to refinancing or restructuring all or a portion of our debt obligations. However, there can be no assurance that we will be able to refinance, replace or amend our outstanding debt obligations on terms favorable to us, or at all, particularly given current financial market conditions.

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

•                  any extraordinary or non-recurring cash losses or expenses arising from restructuring not to exceed in the aggregate (A) if such period ends prior to January 1, 2006, $14,600,000, or (B) if such period begins on or after January 1, 2006, (x) $11,000,000 with respect to any such non-recurring cash losses or expenses arising from the implementation of Merisant’s plan known as “Project Arrow” and related restructuring, (y) $4,000,000 with respect to any such non-recurring cash losses or expenses arising from the transition from Heinz to ACH as Merisant’s exclusive distributor in the United States, and (z) any cash expenses incurred in connection with (i) any waiver of a default or event of default and any amendment to the Senior Credit Agreement including the fees and expenses of any attorneys and financial advisers retained by the administrative agent pursuant thereto with respect to any such waiver or amendment and (ii) the negotiation, execution and closing of the Second Lien Credit Agreement and any waiver of a default or event of default and any amendment to the Second Lien Credit Agreement including the fees and expenses of any attorneys and financial advisers retained by the administrative agent with respect to any such waiver or amendment;

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

Bank EBITDA for the nine months ended September 30, 2008 under the Amended and Restated Credit Agreement was $39.0 million as compared to $51.4 million for the nine months ended September 30, 2007, adjusted to reflect litigation costs and Sweet Simplicity® product launch costs on a comparable basis with the current definition of Bank EBITDA.  Merisant was in compliance with the covenants under the Amended and Restricted Credit Agreement at September 30, 2008.

The following table illustrates the reconciliation of Bank EBITDA to cash flow from operating activities, which management believes is the most nearly equivalent GAAP measure:

Nine Months Ended September 30, 2008
(in millions)
Net cash used by operating activities	$(15.6)
Provision for income taxes, net of deferred income tax provision	0.9
Interest expense, net of non-cash interest expense	26.2
Restructuring expenses (a)	3.2
Other non-cash items	6.1
Equity in (income) loss of affiliates	0.1
Net change in operating assets and liabilities, net of business acquisition	18.1
Bank EBITDA	$39.0

(a)                                  The charges principally relate to planned employee termination costs that have been announced in the period presented and specified project implementation costs.

Forward Looking Statements

Certain information included or incorporated in this report may be deemed to be “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements, other than statements of historical facts, included or incorporated in this report are forward-looking statements. In particular, statements made under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” relating to overall volume trends, pricing trends and industry forces, anticipated results, expectations for funding capital expenditures and operations and increased market share, refinancing efforts and the availability of financing;  and the sufficiency of capital to meet working capital, capital expenditures requirements and strategies are forward-looking statements. When used in this document, the words “anticipate,” “estimate,” “project” and similar expressions are intended to identify forward-looking statements.

These statements are based on assumptions and assessments made by management in light of their experience and their perception of historical trends, current conditions, expected future developments and other factors they believe to be appropriate. Any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results, developments and business decisions to differ materially from those contemplated by such forward-looking statements. We disclaim any duty to update any forward-looking statements, except as required by law. Some of the factors that may cause actual results, developments and business decisions to differ materially from those contemplated by such forward-looking statements include the following:  the availability of financing, changes in consumer preferences and nutritional and health-related concerns; increased competition; changes in the terms on which we may obtain aspartame; damaged consumer confidence in our products as a result of health-related allegations; product liability claims; fluctuations in exchange rates and other currency risks; disruptions in our business as a result of strikes or work stoppages; changes in our relationship with our largest distributor; and changes in economic and political conditions in the countries in which we market and produce our products.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Foreign Operations

With approximately 60% and 66% of consolidated total net sales generated by subsidiaries outside of the United States in the nine months ended September 30, 2007 and September 30, 2008, respectively, our ability to obtain funds necessary to meet our domestic obligations is subject to applicable laws, foreign taxes and intercompany pricing laws, including those relating to the flow of funds between our foreign affiliates pursuant to, for example, purchase agreements, licensing agreements or other arrangements.  Historically, our U.S. operations have received a vast majority of funds from foreign affiliates through our Swiss subsidiary in the form of payments pursuant to a promissory note.  The note was repaid in full in January 2006. On March 30, 2006, Merisant issued a revolver note to our Swiss subsidiary, which will mature in 2011. Merisant may borrow up to $200 million from our Swiss subsidiary during the term of the revolver note.  Merisant is repatriating cash to the United States through borrowings under this revolver note, which total $102 million as of September 30, 2008. Regulators in the United States and other foreign countries where we operate may closely monitor our corporate structure and how it affects intercompany fund transfers.

In addition, as of September 30, 2008, foreign affiliates comprised approximately 49% of our consolidated total assets. Accordingly, we have experienced and will continue to be exposed to foreign exchange risk.

Foreign Currency and Interest Rate Risks

Inherent in our operations are certain risks related to changes in foreign currency exchange rates and interest rates. We bear foreign exchange risk because a majority of our financing was obtained in U.S. dollars although a significant portion of revenues are earned in the various currencies of our foreign subsidiaries’ operations.  Under the Amended and Restated Credit Agreement, a portion of our financing was obtained in euro.  This euro-denominated loan decreases our transactional exposure to euro exchange fluctuations until the euro principal and interest are repaid.  Decreases in sales and earnings from euro denominated countries that result from the euro weakening against the U.S. dollar are offset by the decrease in the euro denominated debt obligations (i.e., foreign currency transaction gain) and interest expense that also results from such a decrease in exchange rate.  Likewise, any increase in sales and earnings from the euro denominated countries that results from a strengthening euro against the U.S. dollar offsets the increase in the euro denominated debt obligations (i.e., foreign currency transaction loss) and interest expense that results from such an exchange rate increase.  Upon maturity of our euro-denominated debt in January 2009, our exposure to fluctuations in currency exchange rates will increase.

A significant portion of Merisant’s debt bears interest at a fixed rate.  Interest rate exposure results from Merisant’s floating rate borrowings. For the nine months ended September 30, 2008, a 1.0% per annum increase or decrease in interest rates would have resulted in an increase or decrease in cash interest costs for Merisant’s variable rate term loans of approximately $2.0 million.  The interest rates that our debt is subject to are significantly below current market interest rates for companies with comparable credit risk.  As such, if we refinance or restructure our debt under current market conditions we expect to be subject to significantly higher interest rates.

In the normal course of business, we identify risks relating to foreign currency exchange rates and interest rates and mitigate their financial impact through corporate policies and, at times, through the use of derivative financial instruments.  We use derivatives only where there is an underlying exposure and do not use them for trading or speculative purposes. The counter parties to the hedging activities would be highly rated financial institutions. We did not have any foreign currency forward exchange contracts or interest rate derivatives outstanding at September 30, 2008.

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

Item 4T.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation, under the supervision of the Chief Executive Officer and Vice President, Finance, Controller (Principal Financial Officer), of the effectiveness as of September 30, 2008 of our disclosure controls and procedures (as defined in Exchange Act Rule 15d-15(e)). Based on this evaluation, the Chief Executive Officer and Principal Financial Officer concluded that, as of September 30, 2008, our disclosure controls and procedures were effective.

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

Item 1A.  Risk Factors

The most significant risk factors applicable to our company are described in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2007.

We face risks related to the current credit crisis and global economic slowdown.

We use our operating cash flows and our revolving credit facility to service our debt obligations and operating activities.  Current uncertainty in global economic conditions resulting from the recent disruption in worldwide credit markets pose a risk to the overall global economy that could adversely impact consumer and customer demand for our products, resulting in a reduction in our operating cash flows, as well as our ability to manage normal commercial relationships with our customers, suppliers and creditors. Recent consumer trends indicate the continuation and possible acceleration of consumers purchasing store branded products rather than branded, premium products.  If these trends continue, our revenue and operating cash flows and, in turn, our ability to operate our business and service our debt obligations could be adversely affected.

Moreover, over the past several months, significant deterioration in the financial condition of many financial institutions has resulted in severe loss of liquidity, higher short-term borrowing costs, lower borrowing availability in global credit markets and more stringent borrowing terms. The global economic slowdown has caused further tightening of the credit markets, more stringent lending standards and terms and higher volatility in interest rates. These factors could adversely affect the ability of our customers and suppliers to do business with us. We are engaged in discussions with certain of our secured lenders and debt security holders as well as potential financing sources with regard to refinancing or restructuring all or a portion of our debt obligations. However, there can be no assurance that we will be able to refinance, replace or amend our outstanding debt obligations on terms favorable to us, or at all, particularly given current financial market conditions.

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

MERISANT WORLDWIDE, INC

Date: November 13, 2008	By:	/s/ Julie Wool
Julie Wool
Vice President, Finance, Controller
(on behalf of the Company and in capacity
of principal financial officer)