Form 10-Q/A
period 2008-09-30
Merisant Worldwide, Inc.
filed 2008-11-18
CIK 1283664

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q/A

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

As of November 14, 2008, the registrant had 9,086,495 shares of common stock, par value $0.01 per share, outstanding.

This Amendment to the Quarterly Report is being filed pursuant to a requirement contained in the indenture governing Merisant Worldwide Inc.’s 12 1/4% Senior Subordinated Discount Notes due 2014.

Explanatory Note

This Amendment (this “Amendment”) to the Merisant Worldwide, Inc.’s (“Merisant”) Quarterly Report on Form 10-Q dated November 18, 2008, originally filed on November 13, 2008 (the “Original Filing”), is being filed to correct certain information presented in “Part I—Financial Information, Item 1.  Financial Statements of Merisant Worldwide, Inc.” and in “Part I—Financial Information, Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations” in each case relating to Operating EBITDA for EAME and Latin America.

PART I—FINANCIAL INFORMATION.

Item 1.                    Financial Statements of Merisant Worldwide, Inc.

Merisant had reported in Note 2 to the Unaudited Consolidated Financial Statements of the Original Filing that Operating EBITDA for Latin America for the three- and nine-month periods ended September 30, 2008 was $3,512 and $6,694, respectively, and that Operating EBITDA for EAME for the three- and nine-month periods ended September 30, 2008 was $5,603 and $22,145, respectively.  Instead, Operating EBITDA for Latin America for the three- and nine-month periods ended September 30, 2008 was $2,612 and $5,794, respectively, and Operating EBITDA for EAME for the three- and nine-month periods ended September 30, 2008 was $6,503 and $23,045, respectively.  Operating EBITDA for Merisant on a consolidated basis did not change.  Dollar amounts in this section are stated in thousands.

Item 2.                    Management’s Discussion and Analysis of Financial Condition and Results of Operations

 Merisant had reported in “Management’s Discussion and Analysis of Financial Condition and Results of Operation —Results of Operations—Segment Results” of the Original Filing that Operating EBITDA for Latin America for the three- and nine-month periods ended September 30, 2008 was $3.5 million and $6.7 million, respectively, and that Operating EBITDA for EAME for the three- and nine-month periods ended September 30, 2008 was $5.6 million and $22.1 million, respectively.  Instead, Operating EBITDA for Latin America for the three- and nine-month periods ended September 30, 2008 was $2.6 million and $5.8 million, respectively, and Operating EBITDA for EAME for the three- and nine-month periods ended September 30, 2008 was $6.5 million and $23.0 million, respectively.  As a result of this adjustment, Latin America Operating EBITDA and Operating EBITDA margin for the three- and nine-month periods ended September 30, 2008 decreased due to higher raw material increases across the region and higher brand support in Mexico despite the increase in net sales.  Operating EBITDA for Merisant on a consolidated basis did not change.

PART II—OTHER INFORMATION

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

MERISANT WORLDWIDE, INC.

Date: November 18, 2008	By:	/s/ Julie Wool
Julie Wool
Vice President, Finance, Controller
(on behalf of the Company and in capacity
of principal financial officer)